Form 10-Q
period 1996-06-30
IBS FINANCIAL CORP
filed 1996-08-01
CIK 925780

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM  10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended June 30, 1996

                                          OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________ to _____________

                            Commission File Number 0-24862


                                 IBS FINANCIAL CORP.
                           --------------------------------
                (Exact name of registrant as specified in its charter)

               New Jersey                                     22-3301933
      -----------------------------                     ----------------------
(State of other jurisdiction of incorporation or           (I.R.S. Employer
             organization)                               Identification Number)

           1909 East Route 70
         Cherry Hill, New Jersey                                 08003
      -----------------------------                            ----------
  (Address of principal executive office)                      (Zip Code)

                                    (609) 424-1000
                               ------------------------
                 (Registrant's telephone number, including area code)


       Indicated by check mark whether the registrant (1) has filed all reports to be required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes X     No
                                                     ---      ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of July 26, 1996 there were issued and outstanding 11,002,393 shares of the Registrant's Common Stock.

                                 IBS FINANCIAL CORP.

                                  TABLE OF CONTENTS

PART I.     CONSOLIDATED FINANCIAL INFORMATION                            PAGE


Item 1.     Consolidated Financial Statements


            Consolidated Statements of Financial Condition (As of
                 June 30, 1996 and September 30, 1995)                      1

            Consolidated Statements of Income (For the quarter
                 ended June 30, 1996 and 1995)                              2

            Consolidated Statements of Income (For the nine months
                 ended June 30, 1996 and 1995                               3

            Consolidated Statements of Cash Flows (For the nine months
                 ended June 30, 1996 and 1995)                              4

            Notes to Consolidated Financial Statements                      6

Item 2.     Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                              10


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings                                              17
Item 2.     Changes in Securities                                          17
Item 3.     Default Upon Senior Securities                                 17
Item 4.     Submission of Matters to a Vote of Security Holders            17
Item 5.     Other Information                                              17
Item 6.     Exhibits and Reports on Form 8-K                               17



SIGNATURES                                                                 18

IBS FINANCIAL CORP.
Consolidated Statements of Financial Condition
June 30, 1996 and September 30, 1995
(In thousands)

                                                         June 30,  September 30,
                                                            1996       1995
                                                          --------   --------
ASSETS
Cash and cash equivalents                               $    4,747     12,542
Securities available for sale                              245,931         -
Investments (market value $25,642 and $241,901 at
    June 30, 1996 and September 30, 1995)                   25,643    241,345
Mortgage-backed securities ( market value $279,297
    and $323,630 at June 30, 1996 and
    September 30, 1995)                                    278,881    311,753
Loans receivable, net                                      175,744    141,781
Accrued interest receivable:
    Loans                                                      719        601
    Mortgage-backed securities                               2,709      3,069
    Investments                                              1,473      3,394
Real estate owned, net                                           -          -
Federal Home Loan Bank stock                                 4,590      3,672
Office properties and equipment, net                         6,008      6,245
Other assets                                                 2,300      2,134
                                                          --------   --------
Total assets                                            $  748,745    726,536
                                                          --------   --------
                                                          --------   --------

LIABILITIES AND STOCKHOLDERS'  EQUITY

Deposits                                                $  574,687    564,910
FHLB advances                                               19,521          -
Advances from borrowers                                      2,267      1,784
Other liabilities                                            3,185      1,793

                                                          --------   --------
Total liabilities                                          599,660    568,487
                                                          --------   --------
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value, authorized
         25,000,000 shares; 11,609,723 shares
         issued and outstanding                                116        116
     Additional paid-in capital                            113,337    113,259
     Common stock acquired by ESOP and MRP                 (11,749)   (13,438)
     Treasury stock, at cost; 607,520 and 580,486
         shares                                             (8,613)    (7,751)
     Net unrealized gain on securities available
         for sale, net of taxes                              1,667          -
     Retained earnings                                      54,327     65,863
                                                          --------   --------
Total stockholders' equity                                 149,085    158,049
                                                          --------   --------
Total liabilities and stockholders' equity              $  748,745    726,536
                                                          --------   --------
                                                          --------   --------

IBS FINANCIAL CORP.
Consolidated Statements of Income
Quarter Ended June 30, 1996 and 1995
(in thousands, except per share data)
                                                          Quarter Ended
                                                            June 30,
                                                   -------------------------
                                                      1996           1995
                                                   ----------     ----------
Interest income:
       Loans                                       $    3,229          2,875
       Mortgage-backed securities                       7,574          6,866
       Investments                                      2,287          3,614
                                                   ----------     ----------
Total interest income                                  13,090         13,355
Interest expense:                                  ----------     ----------
       Deposits                                         6,598          6,426
       Borrowings                                         298             -
                                                   ----------     ----------
Total interest expense                                  6,896          6,426
                                                   ----------     ----------
Net interest income                                     6,194          6,929
Provision for loan losses                                  10             10
Net interest income after provision
                                                   ----------     ----------
       for loan losses                                  6,184          6,919
                                                   ----------     ----------
Other operating income:
       Service fees and late charges                      120             51
       Other income                                       127             87
                                                   ----------     ----------
Total other operating income                              247            138
                                                   ----------     ----------
Operating expenses:
       Compensation and employee benefits               2,278          2,247
       Occupancy and equipment                            252            306
       Data processing                                    106            103
       Federal insurance premiums                         329            335
       Advertising and promotion                          109            131
       Professional fees                                  152             57
       Other                                              181            181
                                                   ----------     ----------
Total operating expenses                                3,407          3,360
                                                   ----------     ----------
Income before taxes                                     3,024          3,697
Income taxes                                            1,174          1,452
                                                   ----------     ----------
Net income                                         $    1,850          2,245
                                                   ----------     ----------
                                                   ----------     ----------

Earnings per share                                 $     0.18           0.20
                                                   ----------     ----------
                                                   ----------     ----------

Average shares and equivalents outstanding             10,306         11,329
                                                   ----------     ----------
                                                   ----------     ----------

IBS FINANCIAL CORP.
Consolidated Statements of Income
Nine Months Ended June 30, 1996 and 1995
(in thousands, except per share data)
                                                       Nine Months Ended
                                                            June 30,
                                                    ------------------------
                                                       1996          1995
                                                    ---------      ---------
Interest income:
       Loans                                       $    9,130          8,489
       Mortgage-backed securities                      20,251         16,828
       Investments                                      9,658         13,302
                                                    ---------      ---------
Total interest income                                  39,039         38,619
                                                    ---------      ---------
Interest expense:
       Deposits                                        20,110         18,375
       Borrowings                                         379              0
                                                    ---------      ---------
Total interest expense                                 20,489         18,375
                                                    ---------      ---------

Net interest income                                    18,550         20,244
Provision for loan losses                                  20             20
Net interest income after provision
                                                    ---------      ---------
       for loan losses                                 18,530         20,224
                                                    ---------      ---------
Other operating income:
       Service fees and late charges                      271            180
       Other income                                       265            342
                                                    ---------      ---------
Total other operating income                              536            522
                                                    ---------      ---------

Operating expenses:
       Compensation and employee benefits               6,454          5,374
       Occupancy and equipment                            859            860
       Data processing                                    329            319
       Federal insurance premiums                         971          1,022
       Advertising and promotion                          326            354
       Professional fees                                  556            356
       Other                                              835            642
                                                    ---------      ---------
Total operating expenses                               10,330          8,927
                                                    ---------      ---------

Income before income taxes                              8,736         11,819
Income taxes                                            3,335          4,215
                                                    ---------      ---------
Net income                                         $    5,401          7,604
                                                    ---------      ---------
                                                    ---------      ---------
Earnings per share                                 $     0.51           0.64
                                                    ---------      ---------
                                                    ---------      ---------
Average shares and equivalents outstanding             10,603         11,571
                                                    ---------      ---------
                                                    ---------      ---------

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows
Nine Months Ended June 30, 1996 and 1995
(In thousands)

                                                         Nine Months Ended
                                                              June 30,
                                                     -----------------------
                                                         1996        1995
                                                     -----------------------
OPERATING ACTIVITIES:
Net income                                          $    5,401         7,604
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                         283           296
     Provision for loan losses                              20            20
     Gain on sale of real estate owned
     Market adjustment on ESOP                             263            -
     MRP earned                                            893            -
     Changes in assets and liabilities that pro-
        provided (used) cash:
            Accrued interest receivable                  2,163        (1,000)
            Other assets                                  (166)        1,746
            Other liabilities                              424            13
                                                     -----------------------
Net cash provided by operating activities                9,281         8,679
                                                     -----------------------
INVESTING ACTIVITIES:
Principal repayments of:
  Loans                                                 17,079        10,725
  Mortgage-backed securities                            62,679        18,808
Purchases of:
  Investments                                         (218,808)     (543,744)
  Mortgage-backed securities                          (202,910)     (164,485)
Proceeds from maturity of investments                  354,319       623,333
Loans originated or acquired                           (55,168)       (6,630)
Loans sold                                               4,106             -
FHLB stock redeemed (purchased)                           (918)       (1,068)
Proceeds from sale of REO                                   -          1,252
Proceeds from sale of investments                        9,998            -
Property and equipment acquired                            (46)         (505)
                                                     -----------------------
Net cash provided by (used) in investing activities    (29,669)      (62,314)
                                                     -----------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                      9,777       (43,696)
Increase (decrease) in advances from borrowers             483           267
FHLB advances                                           19,521            -
Cash dividends paid                                     (1,747)       (1,123)
Proceeds from the sale of stock, net                        -        103,890
Payments on ESOP debt, net                                 796           859
Purchase of RRP shares                                      -         (4,815)
Treasury stock acquired                                (16,246)       (5,504)
Incentive stock options exercised                            9            -
                                                     -----------------------
Net cash provided by financing activities               12,593        49,878
                                                     -----------------------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                      $   (7,795)       (3,757)

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows, Continued
(In thousands)


                                                       Nine Months Ended
                                                            June 30,
                                                     -----------------------
                                                        1996         1995
                                                      --------     --------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               $   12,542        32,586
                                                     -----------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                     $    4,747        28,829
                                                     -----------------------
                                                     -----------------------

SUPPLEMENTAL DISCLOSURES:
  Cash paid out for:
     Interest expense                               $   20,473        18,373
                                                     -----------------------
                                                     -----------------------
     Income taxes                                   $    2,729         3,095
                                                     -----------------------
                                                     -----------------------

NON-CASH TRANSFERS FROM LOANS TO
  REAL ESTATE OWNED                                   $     -             -
                                                     -----------------------
                                                     -----------------------

IBS FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The audited and unaudited consolidated financial statements contained herein for the period prior to October 13, 1994 are those of Inter-Boro Savings and Loan Association (the "Association"), as a predecessor entity to IBS Financial Corp. (the "Company"). The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the accompanying notes thereto included in the Association's Annual Report for the period ended September 30, 1995. The results for the nine months and the quarter ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1996.

BUSINESS

The Company's principal subsidiary, the Association, is a New Jersey state chartered stock savings and loan association conducting business from its branch system located in Camden, Burlington and Gloucester counties, New Jersey. The Association is subject to competition from other financial institutions and other companies which provide financial services. The Company and the Association are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, including the Association. All significant intercompany transactions have been eliminated in consolidation. Additionally, certain reclassifications have been made in order to conform with the current year's presentation. The accompanying consolidated financial statements have been prepared using the accrual basis of accounting. All per share data for prior periods have been restated to reflect the 10% stock dividend paid on March 15, 1996 to stockholders of record on February 22, 1996.

(2)   CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On May 20, 1994, the Board of Directors of the Association adopted a plan of conversion to convert from a New Jersey chartered mutual savings and loan Association to a New Jersey chartered capital stock savings and loan association with the concurrent formation of a holding company ("the Conversion").

The Conversion was completed on October 13, 1994 with the issuance by the Company of 11,609,723 shares of its common stock in a public offering to the Association's eligible depositors and borrowers, members of the general public and the Company's employee stock ownership plan (the "ESOP").

In exchange for 50% of the net Conversion proceeds ($56.6 million), the Company acquired 100% of the stock of the Association and retained 50% of the net Conversion proceeds ($56.6 million) at the holding company level.

(3)   COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. The Company purchased 1,021,655 shares of common stock on behalf of the ESOP in the Conversion. At June 30, 1996, 51,996 shares of the total ESOP shares were committed to be released with 142,408 shares allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans" which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential is being charged or credited to equity as additional paid-in capital. Management expects the recorded amount of compensation expense, which is being recognized over an approximate ten year vesting period, to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. The Company recorded compensation and employee benefit expense related to the ESOP of $523,000 and $1,173,000 for the quarter and nine months ended June 30, 1996, respectively.

(4)   RECOGNITION AND RETENTION PLAN TRUST

At the Company's Annual Meeting of Stockholders held on January 19, 1995, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. In order to fund the RRP, the RRP purchased 510,827 shares of common stock in the open market at an aggregate cost of $6,085,000. As of June 30, 1996, 499,330 shares available under the RRP had been awarded to the Company's Board of Directors and the Association's executive officers and other key employees.

At June 30, 1996 the deferred cost of the unearned RRP shares amounted to $4,321,000 and is recorded as a charge against stockholders' equity. Compensation expense is being recognized over the five year vesting period for shares awarded. The Company recorded compensation and employee benefit expense related to the RRP of $301,000 and $893,000 for the quarter and nine months ended June 30, 1996. RRP charges began to be recorded in the quarter ended June 30, 1995 when the RRP shares were purchased after receiving required stockholder and regulatory approval.

(5)   STOCK OPTION PLAN

At the Company's Annual Meeting of Stockholders held on January 19, 1995, the 1995 Stock Option Plan (the "Plan") was approved by the Company's stockholders. A total of 1,277,069 shares of common stock have been reserved for issuance by the Plan. Through June 30, 1996, an aggregate of 1,175,147 stock options have been granted to the Company's directors, and the Association's executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan. During the quarter ended June 30, 1996, options to purchase 883 shares were exercised.

(6)   LOANS RECEIVABLE

Loans receivable at June 30, 1996 and September 30, 1995 consisted of the following (in thousands):

                                                      June 30,    September 30,
                                                        1996          1995
                                                    ---------      ---------
      Real estate loans:
          Mortgage loans ( 1-4 residential)        $  156,551        132,251
          Construction loans                            1,289          1,889
          Loans on savings accounts                     2,565          2,616
          Commercial real estate loans                 18,539          8,548
          Consumer loans                                  426            125
                                                    ---------      ---------
               Total                                  179,370        145,429
      Less:
          Deferred loan fees                           (1,464)          (982)
          Allowance for loan losses                    (1,014)          (994)
          Loans in process                             (1,148)        (1,672)
                                                    ---------      ---------
               Total                               $  175,744        141,781
                                                    ---------      ---------
                                                    ---------      ---------

      Changes in the allowance for loan losses were as follows (in thousands):

                                   Nine Months Ended           Year Ended
                                     June 30, 1996        September 30, 1995
                                   -----------------      ------------------

      Balance, beginning of period            $  994                     530

      Provision for loan losses                   20                      30

      Charge-offs                                  0                       0

      Recoveries                                   0                     434
                                   -----------------      ------------------
      Balance, end of period                $  1,014                     994
                                   -----------------      ------------------
                                   -----------------      ------------------


The provision for loan losses charged to expense is based upon loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of June 30, 1996, 100% of the impaired loan balance was measured for impairment based upon the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. SFAS 114 and 118 do not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At June 30, 1996, the Company's impaired loans consisted of smaller balance residential mortgage loans.

Nonaccrual loans for which interest has been fully reserved totaled approximately $521,000 at June 30, 1996.

(7)   DEPOSITS

The major types of savings deposits by amounts and the percentages were as follows (in thousands):


                                     June 30, 1996        September 30, 1995
                                   -----------------      ------------------
  Type of Account                   Amount     % of         Amount      % of
                                               Total                   Total
                                   -----------------      ------------------
  Now                            $  24,443      4.3%    $  22,909       4.1%
  Money market deposit              72,110     12.5%       74,933      13.3%
  Passbook and club                 60,386     10.5%       62,950      11.1%
                                   -----------------      ------------------
                                   156,939     27.3%      160,792      28.5%
  Certificates of deposit          417,398     72.6%      403,736      71.4%
  Accrued interest on savings          350      0.1%          382       0.1%
                                   -----------------      ------------------
  Total deposits                 $ 574,687    100.0%    $ 564,910     100.0%
                                   -----------------      ------------------
                                   -----------------      ------------------

(8)   EARNINGS PER SHARE

Earnings per share amounted to $.18 for the quarter ended June 30, 1996 compared
to $.20 for the same quarter last year.   For the nine months ended June 30,
1996 earnings per share amounted to $.51 per share compared with $.64 per share for the same nine months last year. Per share amounts for prior periods have been restated to reflect the 10% stock dividend paid on March 15, 1996 to shareholders of record on February 22, 1996. In addition, the per share amount for the nine months ended June 30, 1995 includes earnings from the completion date of the initial public offering and conversion on October 13, 1994.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's net income for the quarter ended June 30, 1996 was $1.9 million or $.18 per share compared with $2.2 million or $.20 per share for the same quarter last year. Net income for the nine months ended June 30, 1996 amounted to $5.4 million or $.51 per share compared with $7.6 million or $.64 per share for the same nine months last fiscal year. Per share amounts for prior periods have been restated to reflect the 10% stock dividend paid on March 15, 1996 to shareholders of record on February 22, 1996. In addition, the per share amount for the nine month period ended June 30, 1995 includes earnings from the completion date of the initial public offering and conversion on October 13, 1994.

The decrease in earnings for both the quarter and the nine months ended June 30, 1996 compared to the same periods last year was principally attributable to reductions in net interest income, reflecting increased deposit costs.
Increased interest income on loans and mortgage-backed securities during the 1996 periods were offset by decreases in interest income on investments. Investment income declined, in part, because approximately $5.8 million and $16.2 million of proceeds from maturing investments were used to repurchase shares of the Company's outstanding common stock during the quarter and nine months ended June 30, 1996, respectively, as part of the Company's continuing stock repurchase program. In addition, increased operating expenses over the comparable prior period were also a contributing factor to the earnings' decline for the nine months ended June 30, 1996.

FINANCIAL CONDITION

Total assets increased by $22.2 million or 3.1% during the first nine months of fiscal 1996 from $726.5 million at September 30, 1995 to $748.7 million at June 30, 1996. Implementing an accounting pronouncement in the latter part of 1995, the Company reclassified a portion of its securities from the held to maturity
category  into the available for sale category.   At June 30, 1996 the Company
had $245.9 million of securities available for sale which resulted in a $1.7 million unrealized net gain after related income taxes that was included as part
of stockholders' equity.   This $245.9 million of securities available for sale
was composed of $175.5 million in mortgage-backed securities (including gross unrealized gains of $2.4 million) and $70.4 million in investments (including gross unrealized gains of $.2 million). Mortgage-backed securities decreased by $32.8 million or 10.5% from $311.8 million at September 30, 1995 to $278.9 million at June 30, 1996. However, after considering the $173.1 million cost of mortgage-backed securities that were transferred into the available for sale category, mortgage-backed securities actually increased by $140.3 million as a result of additional purchases in excess of repayments. Most of the purchase activity involved securities with balloon payments due in either five or seven years. Investments decreased by $215.7 million or 89.4% from $241.3 million at September 30, 1995 to $25.6 million at June 30, 1996. In addition to the $70.2 million cost of investments transferred into the securities available for sale category, maturities and $10 million of investment sales exceeded purchases by $145.5 million. These funds, together with deposit increases and additional borrowings, were used to fund mortgage-backed securities purchases, additional loan originations, as well as fund the repurchase of shares of the Company's outstanding common stock. Loans receivable increased by $34.0 million or 23.9% from $141.8 million at September 30, 1995 to $175.7 million at June 30, 1996. Loan production of $55.2 million during the nine months ended June 30, 1996 exceeded loan repayments and sales. Included in loan production during this period were $13.7 million of commercial real estate loans represented primarily by loans secured by local medical and professional office facilities.

During the nine months ended June 30, 1996, deposits increased by $9.8 million or 1.7% from $564.9 million at September 30,1995 to $574.7 million at June 30, 1996. A new savings program for balances in excess of $25,000 that has been priced competitively and supported with an advertising campaign has been successful in attracting deposits in the marketplace. FHLB advances with terms of five and seven years and at an average rate of 6.04% that amounted to $20 million were utilized during the quarter ended March 31, 1996. These borrowings were used, in part, to fund commercial loans. Other liabilities increased by $1.4 million or 77.6%, reflecting the deferred income taxes associated with the unrealized gain on securities available for sale. Stockholders' equity decreased by $9.0 million or 5.7% for the nine months ended June 30, 1996 from $158.0 million at September 30, 1995 to $149.1 million at June 30, 1996, principally due to the repurchase of the Company's common stock in the open market at an aggregate cost of $16.2 million and cash dividends paid of $1.8 million that was only partially offset by net income of $5.4 million, $1.9 million of ESOP and MRP amortization and the $1.7 million net unrealized gain on securities available for sale.


RESULTS  OF  OPERATIONS

NET INTEREST INCOME
Net income decreased by $.4 million or 17.6% to $1.8 million for the quarter ended June 30, 1996, compared with net income of $2.2 million for the same quarter last fiscal year. For the nine months ended June 30, 1996, net income decreased by $2.2 million or 29.0% to $5.4 million, compared with net income of $7.6 million for the nine months ended June 30, 1995. The decrease in both the quarter and nine months results of operations was primarily attributable to reductions in net interest income, reflecting increased deposit costs. Increased interest income on loans and mortgage-backed securities during both the quarter and nine months ended June 30, 1996 were offset by decreases in interest income on investments. Investment income declined, in part, because approximately $5.8 million and $16.2 million of proceeds from maturing investments were used to repurchases shares of the Company's outstanding stock during the quarter and nine months ended June 30, 1996, respectively. In addition, increased operating expenses over the prior comparable period were also a contributing factor to the earnings decline for the nine months ended June 30, 1996. Both of these declines in earnings were partially offset by reduced income tax provisions.

Net interest income amounted to $6.2 million for the quarter ended June 30, 1996, which represents a decrease of $.7 million or 10.6% from the $6.9 million reported for the comparable prior quarter. For the nine months ended June 30, 1996 net interest income decreased by $1.7 million or 8.4% to $18.6 million from $20.2 million for the nine months last fiscal year. The decrease in net interest income for the quarter ended June 30, 1996 resulted from a decrease in the net interest rate spread of 44 basis points to 2.53% and a decrease in the balances of average net interest-earning assets of $11.2 million or 8.3%. The decrease in net interest income for the nine months ended June 30, 1996 resulted from a decrease in the net interest rate spread of 43 basis points to 2.55% and a decrease in the balance of net interest-earning assets of $.1 million or .1%.

Total interest income decreased by $.3 million or 2.0% for the quarter ended June 30, 1996 from $13.4 for the comparable prior quarter to $13.1 million. For the nine months ended June 30,

1996, total interest income increased by $.4 million or 1.1% to $39.0 million from $38.6 million for the nine month period ended June 30, 1995. Average interest-earning assets increased by $21.6 million or 3.0% for the quarter ended June 30, 1996 and increased by $9.5 million or 1.3% for the nine months ended June 30, 1996. In addition, the yield earned on average interest-earning assets decreased 37 basis points to 7.17% for the quarter ended June 30, 1996 as the yield on repayments of loans and mortgage-backed securities exceeded those of the new loans originated and mortgage-backed securities purchased. For the nine months ended June 30, 1996, the yield earned on average interest-earning assets decreased by 2 basis points to 7.25%.

Total interest expense increased by $.4 million or 7.3% for the quarter ended June 30, 1996 to $6.8 million from $6.4 million for the quarter ended June 30, 1995. For the nine month period ended June 30, 1996, total interest expense increased by $2.1 million or 11.5% to $20.5 million from $18.4 million for the same nine month period last year. These increases were chiefly due to increases in average balances of interest-bearing liabilities of $32.8 million or 5.8% for the quarter ended June 30, 1996 and an increase of $9.5 million in interest-bearing liabilities for the nine months ended June 30, 1996 as well as increases in the rate paid on average interest-bearing liabilities of 6 basis points to 4.63% for the quarter ended June 30, 1996 and 41 basis points to 4.70% for the nine months ended June 30, 1996 compared to the like periods last year.

PROVISION FOR LOAN LOSSES
The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is considered to be appropriate based upon an assessment of prior loss experience, the volume and type of lending currently being engaged in by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarter and nine months ended June 30, 1996 the same provisions for loan losses compared to the prior periods were determined to be required based upon the risk the Company's risk assessment of the loan portfolio. The balance in the allowance for loan losses amounted to $1,014,000 at June 30, 1996.

Although management utilizes its best judgment in providing for loan losses, there can be no assurance that the Company will not have to increase its provisions for loan losses in the future as a result of future increases in nonperforming loans or for other reasons which could adversely affect the Company's results of operations. In addition, various regulatory agencies periodically review the allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance for loan losses based on their judgments of information that is available to them at the time of their examination.

OTHER OPERATING INCOME
Other operating income amounted to $247,000 for the quarter ended June 30, 1996, an increase of $109,000 or 78.9% over the comparable quarter last fiscal year. For the nine months ended June 30, 1996 other operating income increased by $14,000 or 2.7% to $536,000 from $522,000 for the nine months ended June 30, 1995. The increase for the quarter ended June 30, 1996 reflected a $70,000 gain on the sale of an investment as well as increased service charges on automated teller machine transactions.

OPERATING EXPENSES
Operating expenses amounted to $3.4 million and $10.3 million for the quarter and nine months ended June 30, 1996, which reflect increases of $.1 million or 1.4% and $1.4 million or 15.7% from the comparable prior periods, respectively. For the nine months ended June 30, 1996 compared to the earlier period, the increase reflects the costs associated with the Company's stock based and other benefit plans as well as the additional professional fees and other expenses incurred that were associated with the proxy contest in connection with the Company's Annual Meeting.

INCOME TAXES
Income tax expense amounted to $1.2 for the quarter ended June 30, 1996, an decrease of $.3 million or 19.1% compared to $1.5 million for the same quarter last fiscal year. For the nine months ended June 30, 1996 income tax expense amounted to $3.3 million, an decrease of $.9 million or 20.9% compared to $4.2 million for the same nine months last fiscal year. The decrease in income tax expense for both the quarter and nine months ended June 30, 1996 generally follows the decrease in income before income taxes for the related periods. In addition, an increased state tax provision at a higher rate reflecting additional holding company income was recorded during the nine months ended June 30, 1996.

PROPOSED DEPOSIT INSURANCE PREMIUMS
Deposits of the Association are currently insured by the Savings Association
Insurance Fund ("SAIF").   Both the SAIF and the Bank Insurance Fund ("'BIF"),
the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. The BIF has achieved a fully funded status in contrast to the SAIF and, therefore, the FDIC recently reduced substantially the average deposit insurance premium paid by commercial banks to a level approximately 75% below the average premium paid by savings institutions.

In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest-risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest-risk category). Accordingly, in the absence of further legislative action, SAIF members such as the Association will be competitively disadvantaged as compared to commercial banks by the resulting premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

The U.S. House of Representatives and Senate have actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have provided that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF which in the aggregate would have been sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the

SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 80 to 85 basis points of the SAIF-assessable deposits. It was anticipated that after recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured commercial banks. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Association.


LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, repayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, as well as funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Association manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Association invests in short-term interest earning assets which provide liquidity to meet lending requirements. Although the Association's deposits have represented the substantial portion of its total liabilities, the Association also utilizes other borrowing sources. In the event of the need for an additional source of funds, the Board of Directors of the Association has provided management with the authority to borrow up to $10.0 million from the Federal Reserve Bank of Philadelphia, without the need for additional Board approval. In addition, the Company's Board of Directors also provided management with the authority to borrow up to $50 million from the Federal Home Loan Bank of New York.

Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, U.S. Treasury, U.S. Government agencies and other qualified investments. On a longer-term basis, the Association maintains a strategy of investing in various mortgage-backed securities and other investment securities and lending products. During the quarter ended June 30, 1996, the Association used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan and mortgage-backed securities commitments and maintain an increasing portfolio of mortgage-backed securities. At June 30, 1996, the total approved loan and mortgage-backed securities commitments outstanding amounted to $21.1 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1996 totaled $228.7 million. Management of the Association believes that the Association has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Association.

The Association is required by the OTS to maintain average daily balances of liquids assets and short-term liquid assets as defined in amounts equal to 5% and 1% respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Association's average monthly liquidity ratio and short-term liquid assets for June 30, 1996 was 19.5% and 12.6%, respectively.

The Office of Thrift Supervision requires that the Association meet minimum regulatory tangible, core and risk-based capital requirements. The Association is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3% of its adjusted total assets and total capital equal to at least 8% of its risk-weighted assets. At June 30, 1996 the Association exceeded all regulatory capital requirements. At such date, the Association had tangible capital equal to 18.0% of adjusted total assets, core capital equal to 18.0% of adjusted total assets and total capital equal to 70.6% of risk-weighted assets.


IMPACT  OF INFLATION AND CHANGING PRICES

The consolidated financial statements of the Company and related notes presented herein have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Association's assets and liabilities are critical to the maintenance of acceptable performance levels.

                             PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          There are no material legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

          In November 1995, Lawrence B. Seidman filed a complaint in the Superior Court of New Jersey, Passaic County, against the Company and its directors alleging, among other things, libel and slander in connection with the Company's solicitation in the proxy contest for the election of directors at the Company's Annual Meeting of Stockholders held on December 15, 1995. The complaint requests an unspecified amount of compensatory and punitive damages, interest, costs and fees. An amended complaint was filed in January 1996, when the Court permitted Mr. Seidman to file an amended complaint rather than dismissing the original complaint. The Company believes the suit is frivolous and without merit and intends to defend the action vigorously.

Item 2.   CHANGE IN SECURITIES

          Not applicable

Item 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable

Item 5.   OTHER INFORMATION

          Not  applicable

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Not applicable

          b)   No Form 8-K reports were filed during the quarter.

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                  IBS FINANCIAL CORP.


Date: August 1, 1996                 By: /s/ Joseph M. Ochman, Sr.
                                         -------------------------------
                                         Joseph M. Ochman, Sr.
                                         Chairman, President and
                                         Chief Executive Officer


Date: August 1, 1996                 By:  /s/ Richard G. Sharp
                                         -------------------------------
                                         Richard G. Sharp
                                         Executive Vice President and
                                         Chief Financial Officer


Date: August 1, 1996                 By:  /s/ Matthew J. Kennedy
                                         -------------------------------
                                         Matthew J. Kennedy
                                         Executive Vice President and
                                         Treasurer