Form 10-K405
period 1996-09-30
IBS FINANCIAL CORP
filed 1996-12-30
CIK 925780

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1996

                                         OR

-----    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.:  0-24862

                                IBS FINANCIAL CORP.
         ----------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                   New Jersey                             22-3301933
         ---------------------------------         ----------------------
           (State or other jurisdiction                (I.R.S. Employer
         of incorporation or organization)          Identification Number)


               1909 East Route 70
            Cherry Hill, New Jersey                         08003
         ---------------------------------         -----------------------
             (Address of Principal                        (Zip Code)
               Executive Offices)

         Registrant's telephone number, including area code:  (609) 424-1000

            Securities registered pursuant to Section 12(b) of the Act:
                                   NOT APPLICABLE

            Securities registered pursuant to Section 12(g) of the Act:

                      COMMON STOCK (PAR VALUE $.01 PER SHARE)
          -------------------------------------------------------------------
                                  (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     ----  ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                             ----

As of December 12, 1996, the aggregate value of the 8,533,433 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,402,472 shares held by all directors and officers of the Registrant as a group, was approximately $132.3 million. This figure is based on the last known trade price of $15.50 per share of the Registrant's Common Stock on December 12, 1996.

Number of shares of Common Stock outstanding as of December 12, 1996:
9,935,905

                        DOCUMENTS INCORPORATED BY REFERENCE

     List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

(1) Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1995 are incorporated into Parts II and IV.

(2) Portions of the definitive proxy statement for the Annual Meeting of Stockholders are incorporated into Part III.

PART I.

ITEM 1.  BUSINESS
-------  --------

GENERAL

    IBS Financial Corp. (the "Company") is a New Jersey corporation and sole stockholder of Inter-Boro Savings and Loan Association (the "Association") which converted to the stock form of organization in October 1994. The only significant assets of the Company are its investments in the capital stock of the Association and IBSF Investment Corp., a wholly-owned investment subsidiary, the Company's loan to an employee stock ownership plan, and certain U.S. Government Agency securities.

    The Association is a New Jersey chartered stock savings and loan association which conducts business from ten offices located in Camden, Burlington and Gloucester Counties, New Jersey. The Association's operations date back to 1890. The Association's deposits are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC") to the maximum extent permitted by law.

    The Company has traditionally offered a variety of savings products to its retail customers. The Company invests its funds in U.S. Government, U.S. Government agency and mortgage-backed securities, other short term investments and has concentrated its lending activities on real estate loans secured by single (i.e., "one-to-four") family residential properties. In fiscal 1996, the Company also expanded its investment in commercial real estate loans. The commercial real estate loans originated are collateralized by small professional and medical office buildings, commercial retail establishments and religious organizations in its market area. In addition and to a lesser degree, construction loans are originated to construct primarily single family residences. In the past, the Company has also purchased whole residential mortgage loans and participation interests in commercial real estate projects located principally in New Jersey.

    During fiscal 1996, the Company began emphasizing the origination of single family residential loans and changed the mix of its origination to include more commercial real estate loans in the local marketplace. In addition, the Company continued to reduce its liquid assets by reinvesting the proceeds of maturing investments into mortgage-backed securities generally with maturities of five and seven years. This was designed to increase the Company's yield on its loan portfolio. During fiscal 1996, however, the Company experienced heavy repayments of higher yielding residential loans and mortgage-backed securities that were reinvested in lower yielding loan and mortgage-backed securities. As a result, the Company's net interest margin was pressured, decreasing to 3.44% for the year ended September 30, 1996 from 3.77% during fiscal 1995.

    Financial highlights of the Company include:

    - Profitability. Net income totalled $4.5 million, $9.9 million and $5.0 million for the fiscal years ended September 30, 1996, 1995, and 1994, respectively. As discussed herein, net income during fiscal 1996 was impacted by a one-time special assessment of $3.7 million ($2.4 million after tax) to recapitalize the SAIF. See Note 18 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 hereof. The Company manages its net interest margin and maintains relatively low non-interest expense levels and high asset quality.

    - Asset Quality. Management of the Company believes that high asset quality is the key to long-term financial strength. Stringent loan underwriting and investment guidelines applied by the Association have resulted in a portfolio of high quality loans and investments. At September 30, 1996, single-family residential loans comprised 89.0% of the Association's total loan portfolio. As of such date, total non-performing loans and troubled debt restructurings constituted .45% of total loans and total nonperforming assets and troubled debt restructurings were .11% of total assets.

    - Capital. The Company currently exceeds all minimum regulatory capital requirements of the Office of Thrift Supervision ("OTS"). At September 30, 1996, it had tangible, core, and risk-based capital ratios of 19.3%, 19.3% and 73.6%, respectively.

    - Retail Deposit Base. The Company has ten offices located in Camden, Burlington and Gloucester Counties, New Jersey. It provides a full range of deposit products and other services to its customers through this branch network. At September 30, 1996, 26.8% of the Association's deposit base of $571.4 million consisted of core deposits, which include passbook, money market and NOW accounts.

    The Company as a bank holding company and savings and loan holding company is subject to examination and regulation by the Board of Governors of the Federal Reserve System ("FRB"), the OTS and the New Jersey Department of Banking (the "Department"). The Association is also subject to examination and comprehensive regulation by the Department and by the OTS. The Association is also regulated by the FDIC, the administrator of the SAIF.
The Association is subject to certain reserve requirements established by the FRB and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB System.


LENDING ACTIVITIES

    GENERAL. The Association's lending operations follow the traditional pattern of primarily emphasizing the origination of single-family residential loans for portfolio retention and to a lesser degree, the origination of commercial real estate loans (which was expanded in 1996), construction loans on residential properties and consumer loans, including home equity or improvement loans. In past years, the Association has also purchased a relatively small amount of participation interests in commercial real estate loans.

    The Association's primary market area consists primarily of Camden
County and Burlington County and, to a significantly lesser extent, Gloucester County in southern New Jersey. Substantially all of the Association's residential mortgage loans are secured by properties located in New Jersey.

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.


                                                                       September 30,
                              -----------------------------------------------------------------------------------------------------
                                     1996                1995                 1994                 1993                   1992
                              -----------------   ------------------   ------------------   ------------------   ------------------
                                Amount     %        Amount       %       Amount      %       Amount       %        Amount      %
                              ---------  ------   ----------  ------   ----------  ------   ----------  ------   ----------  ------
                                                                                   (Dollars in Thousands)
Real estate loans:
  Single-family                $164,717   89.02%   $ 132,251   93.28%    $131,423   93.46%   $146,556   93.34%   $177,665     95.94%
  Commercial                     17,935    9.69        3,985    2.81        3,525    2.51       3,742    2.38         859       .46
  Commercial participations       1,613     .87        4,563    3.22        4,916    3.50       6,286    4.00       5,830      3.15
  Construction                    1,256     .68        1,889    1.33        2,801    1.99       2,004    1.28         ---       ---
Consumer and other loans          3,285    1.78        2,741    1.93        2,073    1.47       2,276    1.44       3,142      1.70
                               --------  ------    ---------  ------      -------  ------    --------  ------    --------    ------
    Total loans                 188,806  102.04      145,429  102.57      144,738  102.93     160,864  102.44     187,496    101.25
                               --------  ------    ---------  ------      -------  ------    --------  ------    --------    ------

Less:
  Allowance for loan losses      (1,024)   (.55)        (994)  (0.70)        (530)  (0.38)     (1,669)  (1.06)     (1,238)    (0.67)
  Loans in process               (1,179)   (.64)      (1,672)  (1.18)      (2,618)  (1.86)     (1,271)  (0.81)        (91)    (0.05)
  Deferred loan fees             (1,572)   (.85)        (982)  (0.69)        (972)  (0.69)       (893)  (0.57)       (978)    (0.53)
  Unearned interest                 ---     ---          ---     ---          ---     ---          (1)    ---          (1)      ---
                               --------  ------     --------  ------     --------  ------    --------  ------    --------    ------
    Loans receivable, net      $185,031  100.00%    $141,781  100.00%    $140,618  100.00%   $157,030  100.00%   $185,188    100.00%
                               --------  ------     --------  ------     --------  ------    --------  ------    --------    ------
                               --------  ------     --------  ------     --------  ------    --------  ------    --------    ------

    CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Association's loan portfolio at September 30, 1996. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Association's loan portfolio.

                                                                   Real Estate Loans
                                                 --------------------------------------------------
                                                                                                         Consumer and
                                                  Single-family     Commercial(1)     Construction      Other Loans       Total
                                                 ---------------   ---------------   --------------    ------------    -----------
                                                                                     (In Thousands)
Amounts due in:
  One year or less                                   $16,166           $   554           $1,256            $2,501        $20,477
  After one year through three years                   4,476             1,644                0               363          6,483
  After three years through four years                 5,750                 0                0               108          5,858
  After four years through ten years                  13,834               174                0               133         14,141
  After ten years through twenty years                57,314             5,846                0               180         63,340
  More than twenty years                              67,177            11,330                0                 0         78,507
                                                     -------            ------           ------            ------        -------
    Total(2)                                        $164,717           $19,548           $1,256            $3,285       $188,806
                                                     -------            ------           ------            ------        -------
                                                     -------            ------           ------            ------        -------

Interest rate terms on amounts due after one
 year:
  Fixed                                             $142,215           $18,994            $   0            $3,285       $164,494
  Adjustable                                          22,502               554            1,256                 0         24,312
                                                     -------            ------            -----            ------        -------
                                                    $164,717           $19,548           $1,256            $3,285       $188,806
                                                     -------            ------           ------            ------        -------
                                                     -------            ------           ------            ------        -------

_______________

(1) Includes commercial participations.

(2) Does not include adjustments relating to loans in process, the allowance for loan losses, deferred loan fees and unearned interest.

    Scheduled contractual repayment of loans does not reflect the expected term of the Association's loan portfolio. The expected average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which give the Association the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase when current mortgage loan rates are higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are lower than current mortgage loan rates (due to refinancings of adjustable-rate and fixed-rate loans at lower rates). Under the latter circumstance, the weighted average yield on loans decreases as higher-yielding loans are repaid or refinanced at lower rates.

    Loan Origination, Purchase and Sales Activity. In fiscal 1995, unlike the prior two fiscal years, gross loan balances increased substantially. There was a net increase of $43.4 million in balances as loan originations and purchases of $70.2 million exceeded loan repayments and other net deductions of $26.8 million. The $52.0 million increase in total loan originations and purchases in fiscal 1996 when compared to fiscal 1995 more than offset a $6.2 million increase in principal loan repayments and prepayments between such periods.

    One of the Company's long range objectives is to increase loan production volumes. To accomplish this objective, the Association has hired a loan solicitor whose compensation is based on a commission for loan production. Recently, the Association hired another loan solicitor and has plans to hire a third loan solicitor in fiscal 1997. In addition, origination points charged to the loan customer were reduced during fiscal 1995 to be very competitive in the Association's lending area. The Association also adopted a more aggressive loan pricing posture and initiated a sales call program during fiscal 1995 that requires periodic and repetitive calls to area real estate brokers and builders.

    During the latter part of fiscal 1995 loan production volume began to increase when compared to earlier in the fiscal year. During fiscal 1996 loan production volume increased significantly as the Company's initiatives began to have an impact. In addition, the Company changed the mix of its lending products to increase the amount of higher rate commercial real estate loans originated. These commercial real estate loans, many of which were secured by local medical and professional offices, represented 10.6% of total loan balances at September 30, 1996 compared to 6.0% at the end of the previous fiscal year. Funding for these commercial loan originations was obtained from new borrowings in the form of FHLB advances.

    The following table shows the loan origination, purchase and sale activity of the Association during the periods indicated.

                                                                      Year Ended September 30,
                                                -------------------------------------------------------------------------
                                                       1996                       1995                      1994
                                                --------------------      --------------------      ---------------------
                                                                         (In Thousands)
Gross loans at beginning of period                         $145,429                 $144,738                  $160,864
                                                           --------                 --------                  --------
Loan originations:
  Real estate:
    Single-family                                            48,836                   15,506                   23,570
    Commercial                                               14,734                      220                      275
    Construction                                                594                      ---                    2,800
                                                           --------                 --------                  -------
      Total real estate loans originated                     64,164                   15,726                   26,645
                                                           --------                 --------                  -------

  Consumer and other originations:                            2,389                    1,868                    1,354
                                                           --------                 --------                  -------
      Total loans originated for investment                  66,553                   17,594                   27,999
                                                           --------                 --------                  -------

Purchase of whole loans and
participations                                                3,643                      582                      125
                                                           --------                 --------                  -------

      Total originations and purchases of
        loans                                                70,196                   18,176                   28,124
                                                           --------                 --------                  -------

Deduct:
  Principal loan repayments and
    prepayments                                             (22,575)                 (16,390)                 (41,373)
  Transferred to real estate owned                              (56)                     ---                   (1,019)
  Loans sold                                                 (4,188)                     ---                     (273)
  Loans assigned to and funded by
   Association pension fund                                     ---                   (1,095)                  (1,585)
                                                           --------                 --------                  -------
      Subtotal                                              (26,819)                 (17,485)                 (44,250)
                                                           --------                 --------                  -------

Net increase (decrease) in loans                             43,377                      691                  (16,126)
                                                           --------                 --------                  --------
Gross loans at end of period                               $188,806                 $145,429                  $144,738
                                                           --------                 --------                  --------
                                                           --------                 --------                  --------



    Applications for residential mortgage and consumer loans are taken at all of the Association's branch offices while applications for commercial real estate loans are made at the Association's main office. Residential mortgage loan applications are primarily developed from referrals from real estate brokers and builders, existing customers and walk-in customers. Commercial real estate loan applications are obtained primarily from previous borrowers as well as referrals.

    The Association's lending policy provides that residential mortgages up to $275,000 may be approved with the signatures of three designated loan officers who have been approved by the Chief Executive Officer or the General Loan Committee. The General Loan Committee has been authorized by the Board to grant loans up to $1.0 million, with loans in excess of this amount required to be presented to the full Board for review and approval. Notwithstanding the foregoing, it has been the practice of the Association's management to present all loans which are not single-family residential loans to the General Loan Committee and/or the Board of Directors for review and approval, and to have the Board of Directors review any loan application which would exceed $500,000. Under applicable regulations, the maximum amount of loans that the Association may make to any one borrower, including related entities, is limited to 15% of unimpaired capital and surplus, which amounted to $19.8 million at September 30, 1996. In addition, the Association limits lending on any one loan to $5.0 million unless approved specifically by Board action. As of September 30, 1996, the Association had eight loans outstanding with principal balances in excess of $1.0 million.

    Historically, the Association has originated substantially all of the loans retained in its portfolio. Although the Association has not been a seller of loans in the secondary market, substantially all of the residential real estate loans originated by the Association have been under terms, conditions and documentation which permit their sale to the Federal National Mortgage Association ("FNMA") and the Federal Home Loan Mortgage Corporation ("FHLMC").

    The Association has not been an active purchaser of loans. However, the Association has in the past purchased whole loans on residential properties located in New Jersey and may do so again if presented with what management believes is a satisfactory lending opportunity. The Association has also previously purchased loan participations secured by commercial real estate located primarily in New Jersey, although the Association has also purchased participations elsewhere. Such loans were presented to the Association from contacts primarily at other financial institutions, particularly those which have previously done business with the Association. At September 30, 1996, $1.6 million or .9% of the Association's total loans receivable consisted of participation interests in loans purchased from other financial institutions, all of which were paying in accordance with their loan terms. The Association will also consider the acquisition of an interest in a commercial real estate loan in its general market area if presented with what management believes is a satisfactory lending opportunity which is consistent with the Association's underwriting standards.

    SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. Historically, savings institutions such as the Association have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At September 30, 1996, $164.7 million or 89.0% of the Association's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

    The Association historically has and continues to emphasize the origination of fixed-rate loans with terms of up to 15 years or 30 years. Although such loans are originated with the expectation that they will be maintained in portfolio, these loans are originated only under terms, conditions and documentation which permit their sale in the secondary market.

The Association also makes available single-family residential adjustable-rate mortgages ("ARMs") which provide for periodic adjustments to the interest rate, but such loans have never been as widely accepted in the Association's market area as the fixed-rate mortgage loan products. The ARMs currently emphasized by the Association have up to 30-year terms and an interest rate which adjusts every one or three years in accordance with a designated index. Such loans have a 2% cap on any increase or decrease in the interest rate per period, and there is currently a limit of 6% on the amount that the interest rate can change over the life of the loan. The Association has not offered below market or "teaser" rates and has not engaged in the practice of using a cap on the loan payments, which could allow the loan balance to increase rather than decrease, resulting in negative amortization.

    At September 30, 1996, approximately $143.9 million or 87.4% of the single-family residential loans in the Association's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Association's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

    Property appraisals on the real estate and improvements securing the Association's single-family residential loans are made by independent appraisers approved by the Association's Board of Directors. Appraisals are performed in accordance with federal regulations and policies. The Association obtains title insurance policies on most first mortgage real estate loans originated by it. If title insurance is not obtained or is unavailable, the Association obtains an abstract of title and title opinion. Borrowers also must obtain hazard insurance prior to closing and, when required by the United States Department of Housing and Urban Development, flood insurance. Borrowers may be required to advance funds, with each monthly payment or principal and interest, to a loan escrow account from which the Association makes disbursements for items such as real estate taxes and mortgage insurance premiums as they become due.

    The Association also purchases Federal Housing Administration ("FHA") insured, fixed-rate individual whole loans secured by first liens on single-family residential properties located in 'low and moderate income' defined census tracts in the Association's primary market area. In order to promote the program and to make it more affordable for eligible applicants, loans will be originated at a rate of 1/2 of 1% under the then applicable FNMA rate for FHA mortgages, which rate reduction is passed directly on to the borrower. Loans are underwritten and documented following standard FHA procedures, and are subject to approval by the Association in its sole discretion prior to purchase. At September 30, 1996, the Association had purchased 17 loans aggregating $705,000.

    COMMERCIAL REAL ESTATE LOANS. The Association also originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 1996, $17.9 million or 9.7% of the Association's total loan portfolio consisted of loans secured by existing commercial real estate properties and an additional $1.6 million or .9% of the total loan portfolio consisted of commercial real estate participation. During fiscal 1996, the Association originated nine loans aggregating $14.5 million, which are secured by commercial real estate located in New Jersey.

    The majority of the Association's commercial real estate loans are secured by local medical and professional office facilities and other office buildings, small retail establishments and synagogues. These types of properties constitute the majority of the Association's commercial real estate loan portfolio. The Association's commercial real estate loan portfolio consists primarily of loans secured by properties located in its primary market area.

    Although terms vary, commercial real estate loans generally are amortized over a period of 15-25 years. The Association's commercial real estate loans (and loan participations) have a weighted average maturity of
7.7 years at September 30, 1996. The Association will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. As part of the criteria for underwriting commercial real estate loans, the Association generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 125%. It is also the Association's general policy to obtain personal guarantees on its commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements.
At September 30, 1996 the Association's commercial real estate loan portfolio consisted of 18 loans (including one commercial participation) with an average principal balance of $1,000,000.

    CONSTRUCTION LOANS. The Association will also originate loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Association's primary market area. At September 30, 1996, the Association had one construction loan outstanding in the amount of $1.3 million or .7% of the Association's total loan portfolio, of which $1.2 had been disbursed. Construction loans generally have maturities of 6 to 12 months, with interest payments being made monthly. Thereafter, the Association will generally provide the permanent financing arrangements. The loans are made with floating rates of interest based upon the prime rate plus a margin. The Association also receives fees upon issuance of the commitment which range from 1% to 3% of the commitment. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and added to the value of the project.

    Prior to making a commitment to fund a construction loan, the Association requires an appraisal of the property by independent appraisers approved by the Board of Directors. The Association uses qualified appraisers on all of its construction loans. Loan officers of the Association also review and inspect each project at the commencement of construction. In addition, the project is inspected by a loan officer of the Association prior to every disbursement of funds during the term of the construction loan. Such inspection includes a review for compliance with the construction plan, including materials specifications.

    Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. The Association has attempted to minimize the foregoing risks by, among other things, limiting the extent of its construction lending generally and by limiting its construction lending to residential properties. In addition, the Association has adopted underwriting guidelines which impose stringent loan-to-value, debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Association will do business and by working with builders with whom it has established relationships or which have quality reputations.

ASSET QUALITY

    When a borrower fails to make a required payment on a loan, the Association attempts to cure the deficiency by contacting the borrower and seeking the payment. Late notices are sent and/or personal contacts are made. In most cases, deficiencies are cured promptly. While the Association generally prefers to work with borrowers to resolve such problems, when a mortgage loan becomes 90 days delinquent, the Association institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

    Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When a loan is placed on non-accrual status, previously accrued but unpaid interest is deducted from interest income. The Association does not accrue interest on loans past due 90 days or more.

    Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When a property is acquired, it is recorded at the lower of cost or fair value. Fair value is generally determined through the use of independent appraisals. Any write-downs resulting at acquisition are charged to the allowance for loan losses. All costs incurred in maintaining the Association's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized. As of September 30, 1996, the Association had no real estate owned.

    Under generally accepted accounting principles, the Association is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the Association for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Association would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. During the fiscal year ended September 30, 1994, the Association participated in the restructuring of a commercial real estate loan participation, which was accounted for as a troubled debt restructuring. The property securing the loan was 99% leased as of September 30, 1995 and the loan had been performing on a timely basis since December 1993. Accordingly, the loan was treated as a performing loan at September 30, 1996. At September 30, 1995, During fiscal 1996, this loan was sold which generated a gain of $16,000. At September 30, 1996, the Association had no troubled debt restructurings.

    NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS. The following table sets forth the amounts and categories of the Association's non-performing assets and troubled debt restructurings at the dates indicated.

                                                September 30,
                                   --------------------------------------------
                                     1996     1995    1994    1993     1992
                                   --------  ------  ------  ------  ----------
                                             (Dollars in Thousands)
Non-accruing loans:
Single-family residential(1)         $827    $663    $1,005  $  895    $1,040
Commercial participations             ---     ---       ---   4,583     5,882
                                   --------  ------  ------  ------  ----------

    Total nonperforming loans         827     663     1,005   5,478     6,922

Real estate owned                     ---     ---       819     ---     1,573
                                   --------  ------  ------  ------  ----------

    Total nonperforming assets       $827    $663    $1,824  $5,478    $8,495
                                   ========  ======  ======  ======  ==========

Troubled debt restructurings         $---    $ ---   $3,261  $  ---    $ ---
                                   ========  ======  ======  ======  ==========

Total nonperforming loans and
 troubled debt restructurings
 as a percentage of total loans      0.45%    0.47%    3.62%   3.49%     4.59%
                                   ========  ======  ======  ======  ==========

Total nonperforming assets
 and troubled debt
 restructurings as a percentage
 of total assets                     0.11%    0.09%    0.77%   0.82%     1.30%
                                   ========  ======  ======= ======  ==========

                                              (FOOTNOTES ON THE FOLLOWING PAGE)

_______________

(1) Consists of an aggregate of 11, 15, 16, 16 and 21 loans at September 30, 1996, 1995, 1994, 1993 and 1992 respectively.

    The Association's total non-performing assets and troubled debt restructurings have declined from a high of $8.5 million or 1.30% of total assets at September 30, 1992 to $800,000 million or .11% of total assets at September 30, 1996. During the year ended September 1994, total non-performing assets declined by $3.7 million or 66.7%, as the Association participated in the troubled debt restructuring of a commercial real estate participation and took an additional non-performing commercial real estate loan participation into REO after charging $1.3 million of its carrying value against the allowance for loan losses. During the year ended September 30, 1995, total non-performing assets declined by $1.2 million or 63.7% as the Association sold the real estate owned and reduced single-family non-accruing loans. During the year ended September 30, 1996, total non-performing assets increased by $164,000 or 24.7% reflecting an increase in the amount of non-accruing single-family loans.

    At September 30, 1996 and 1995, approximately $69,000 and $60,000 in gross interest income, respectively, would have been recorded in the period then ended on loans accounted for on a non-accrual and restructured basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. For the years ended September 30, 1996 and 1995, $45,000 and $46,000, respectively, were included in net income for these same loans prior to the time they were placed on non-accrual status. The Association had no accruing loans greater than 90 days delinquent.

    ALLOWANCE FOR LOAN LOSSES. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of known and inherent risks in the loan portfolio. Allowances for loan losses are based on estimated net realizable value. Management's periodic evaluation is based upon examination of the portfolio, past loss experience, current economic conditions, the results of the most recent regulatory examinations, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.

                                           Year Ended September 30,
                              ------------------------------------------------
                                1996      1995      1994      1993      1992
                              --------  --------  --------  --------  --------
                                           (Dollars in Thousands)

Average loans, net            $159,628  $138,619  $147,691  $177,364  $197,103
                              ========  ========  ========  ========  ========

Allowance for loan losses,
 beginning of year            $    994  $    530  $  1,669  $  1,238  $  1,495
Charged-off loans(1)               ---       ---    (1,319)      ---    (1,334)

Recoveries on loans previously
 charged off                       ---       434       ---       ---       ---

Provision for loan losses           30        30       180       431     1,077
                              --------  --------  --------  --------  --------

Allowance for loan losses, end
 of period                    $  1,024  $    994  $    530  $  1,669  $  1,238
                              ========  ========  ========  ========  ========

Net loans charged-off to
 average loans, net                ---%      ---%     0.89%     ---%      0.68%
                              ========  ========  ========  ========  ========

Allowance for loan losses to
 total loans                      0.55%     0.70%     0.38%    1.06%      0.67%
                              ========  ========  ========  ========  ========

Allowance for loan losses to
 nonperforming loans             123.8%   149.91%    52.71%   30.51%      17.9%
                              ========  ========  ========  ========  ========

Allowance for loan losses to
 nonperforming loans and
 troubled debt restructurings    123.8%   149.91%    12.41%   30.51%      17.9%
                              ========  ========  ========  ========  ========

_______________

(1) Comprised entirely of commercial participations.

    During the year ended September 30, 1994, the Association took a non-performing commercial participation into REO after charging off $1.3 million of its carrying value against the allowance for loan losses. In addition, during the period, the Association participated in the troubled debt restructuring of a commercial real estate participation. Primarily as a result of such actions, during the year ended September 30, 1994, total non-performing assets declined by $3.7 million or 66.7%, to $1.8 million. Due to the relatively low level of non-performing assets in the Association's portfolio in fiscal 1995 and 1996, the ratio of such allowance to total non-performing loans increased during such period, from 30.5% at September 30, 1993 to 149.9% at September 30, 1995 and 123.8% at September 30, 1996.
The Association believes that its allowance is adequate based upon its actual loss experience, which has historically been low due to its conservative underwriting and primary reliance on single family residential loans.

    The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dated indicated.

                                                           September 30,
                     -------------------------------------------------------------------------------------------------------------
                             1996                   1995                   1994                   1993                   1992
                     --------------------  --------------------  -------------------  --------------------  ----------------------
                             % of Loans            % of Loans           % of Loans            % of Loans            % of Loans
                              in Each               in Each              in Each               in Each               in Each
                             Category to           Category to          Category to           Category to           Category to
                     Amount  Total Loans   Amount  Total Loans  Amount  Total Loans  Amount   Total Loans   Amount  Total Loans
                     ------  -----------  -------  -----------  ------  -----------  ------  ------------   ------  --------------
                                                                  (Dollars in Thousands)

Real estate:
  Single-family      $  724    89.02%      $699      93.28%      $236      93.46%    $  246      93.33%     $  299     95.94%
  Commercial
   participations        16     0.87        252       3.22        250       3.50      1,358       4.00         908      3.15
  Commercial            274     9.69         40       2.81         41       2.51          7       2.38          30      0.46
  Construction            1     0.12          2       0.28          2       0.30         57       0.29         ---       ---
Consumer and
other                     9     0.30          1       0.41          1       0.23          1        ---           1      0.45
                     ------    -----       -----     -----       -----     -----    -------      ------     ------     -----
    Total            $1,024   100.00%      $994     100.00%      $530     100.00%    $1,669     100.00%     $1,238    100.00%
                     ======   ======       ====     ======       =====    ======    =======     ======      ======    ======

                                                                 15

INVESTMENT ACTIVITIES

    GENERAL. The Association's investment activities are managed by the Chief Executive Officer with the assistance of other senior officers designated by the Board of Directors. These activities are conducted in accordance with a written investment policy which is reviewed and approved by the Board of Directors at least annually. The Association's Asset Liability Management Committee ("ALCO") has been designated to work with management and the Board to implement and achieve the investment plan goals and to report at least quarterly to the Board in conjunction with its review of the Association's overall GAP and interest rate risk position. As reflected in its investment policy, the Association's investment objective is to maintain a balance of high quality and diversified investments with a minimum of credit risk. Accordingly, the Association seeks a competitive return from its investments, but the rate of return is only one consideration which is weighed against the Association's other goals and objectives of liquidity and operating in a manner deemed by the Board to reflect safety and soundness.

    The Association has authority to invest in various types of assets. The Association's investment officers are authorized by the Board to: purchase or sell U.S. Government securities and securities issued by agencies thereof; purchase, sell or trade any securities qualifying as eligible liquidity; purchase or sell bonds, securities and money market investments under repurchase or reverse repurchase agreements; purchase mortgage-related and asset-backed securities; purchase whole loans and participations in the secondary mortgage market; invest in financial institution certificates of deposit, Federal and term funds, bankers' acceptances and other authorized investments; invest in various corporate securities and bonds that have at least an "AA" rating by two nationally recognized debt rating services; and invest in various mutual funds and certain equity issues as authorized by the Board. The Board does not permit investments in highly speculative securities.

    The Association's investments and mortgage-backed securities are classified as either "held to maturity" or "available for sale." The investments and mortgage-backed securities classified as held to maturity are based upon the Association's intent and ability to hold such investments to maturity at the time of investment in accordance with generally accepted accounting principles. These investment securities and mortgage-backed securities are carried at amortized cost, with any discount or premium amortized to maturity. The investments and mortgage-backed securities classified as available for sale are based upon the Association's intent that such securities will be held for an indefinite period of time and may be sold in response to market changes. These assets are carried at their estimated fair value, which management has determined to be market value. The Company sold securities in fiscal 1996 and recognized a gain on sale of $70,000.

    In accordance with a FASB pronouncement issued in 1995, the Association transferred certain securities with an aggregate amortized cost of $199,401 from the classification of held to maturity to available for sale in December 1995. See Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements in Item 8 hereof incorporated herein by reference.

    INVESTMENT SECURITIES. The following table sets forth certain information relating to the Association's investment securities held to maturity portfolio at the dates indicated.


                                           September 30,
                     ----------------------------------------------------------
                            1996                1995                1994
                     ------------------  ------------------  ------------------
                      Carrying  Market    Carrying  Market    Carrying  Market
                       Value    Value      Value    Value      Value    Value
                     ---------  -------  ---------  -------  ---------  -------
                                              (In Thousands)

U.S. Treasury
 securities          $   ---    $   ---  $ 49,977   $ 50,252 $ 80,944  $ 80,245
Obligations of U.S.
 government
 corporations
 and agencies         26,366     26,378   114,994    115,275  133,497   132,817
Term deposits in FHLB    346        346    76,374     76,374   75,054    75,054
                     -------    -------  --------   -------- --------  --------
   Total             $26,712    $26,724  $241,345   $241,901 $289,495  $288,116
                     =======    =======  ========   ======== ========  ========






     The following table sets forth certain information relating to the Association's investment securities available for sale portfolio at the date indicated.

                                             September 30, 1996
                                        -----------------------------
                                        Carrying             Market
                                          Value               Value
                                        --------            ---------
                                                (In Thousands)
U.S. government obligations             $48,337             $48,337
                                        --------            ---------
                                        --------            ---------




    At September 30, 1996, all of the Association's investment securities both held to maturity and available for sale were due in one year or less. The weighted average yield on a fully tax equivalent basis for the held to maturity portfolio and the available for sale portfolio at September 30, 1996 was 5.48% and 6.43%, respectively.




    The decrease in investment securities at September 30, 1996 when compared to September 30, 1995 reflects the Association's plan to reduce its liquid assets. At September 30, 1996, the Association did not have investments in the debt and/or equity securities of any issuer other than the U.S. Government and U.S. Government agencies and corporations.


    MORTGAGE-BACKED SECURITIES PORTFOLIO. The Association maintains a portfolio of mortgage-backed securities as a means of investing in housing-related mortgage instruments without the costs associated with originating mortgage loans for portfolio retention and with limited credit risk of default which arises in holding a portfolio of loans to maturity. Mortgage-related securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Association. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

    The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $203,150. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

    Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The underlying pool of mortgages, i.e., fixed rate or adjustable rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

    Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in collateralized mortgage obligations) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "Regulation - The Association - Capital Requirements."

    The following table sets forth the composition of the Association's mortgage-backed securities portfolio which includes both securities available for sale and held at maturity at the dates indicated.

                                           September 30,
                        -----------------------------------------------------
                          1996       1995       1994       1993       1992
                        --------   --------   --------   --------   ---------
                                          (In Thousands)


  FNMA                  $ 41,468   $ 17,280   $    ---   $    ---   $    ---
  GNMA                   131,632    142,054    105,482    128,427    207,819
  FHLMC                  278,435    151,549     76,344      4,724      7,071
  Private                    726        870      1,065      1,526      2,151
                        --------   --------   --------   --------   --------
    Total mortgage-backed
     securities( 1)     $452,261   $311,753   $182,891   $134,677   $217,041
                        ========   ========   ========   ========   ========

_________________

    (1) Includes FNMA, GNMA and FHLMC securities held for sale at September 30, 1996 of $12,386, $15,729 and $138,879, respectively, or an aggregate of $166,994.

    The following table sets forth the purchases and principal repayments of the Association's mortgage-backed securities for the periods indicated.


                                                  Year Ended September 30,
                                               ------------------------------
                                                 1996       1995       1994
                                               --------   --------   --------
                                                       (In Thousands)

Beginning balance                              $311,753   $182,891   $134,677
Mortgage-backed securities purchased            217,687    164,236    105,853
 Principal repayments                           (78,778)   (35,710)   (57,948)
Unrealized gain, net of tax                       1,509        ---        ---
Deferred discounts, net                              90        336        309
                                               --------   --------   --------
Net change                                      140,508    128,862     48,214
                                               --------   --------   --------
Ending balance                                 $452,261   $311,753   $182,891
                                               ========   ========   ========

    At September 30, 1996, the weighted average contractual maturity of all of the Association's mortgage-backed securities was in excess of 10.5 years and the weighted average yield on the mortgage-backed securities portfolio was 7.07%. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Association may be subject to reinvestment risk because to the extent that the Association's mortgage-backed securities amortize or prepay faster than anticipated, the Association may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. The declining yields earned during recent periods is a direct response to falling interest rates and accelerated prepayments. At September 30, 1996, of the $452.3 million of mortgage-backed securities, an aggregate of $391.5 million were secured by fixed-rate mortgage loans and an aggregate of $60.8 million were secured by adjustable-rate mortgage loans.

    In February 1992, the OTS adopted a policy statement which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities) which possess average life or price volatility in excess of a benchmark fixed-rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. The Association has no "high risk" mortgage securities at September 30, 1996 and has no present intention to alter materially its investment policies and practices.

SOURCES OF FUNDS

    GENERAL. The Association's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Association's branch offices. The Association also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities and from maturing investment securities. The Association also borrows from the FHLB of New York. The Association had $18.8 million of FHLB borrowings outstanding at September 30, 1996. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. In the event of the need for an additional source of funds, the Board of Directors of the Company has authorized management to borrow up to $10.0 million from the Federal Reserve Bank of Philadelphia without the need for further Board approval. In addition, during the year ended September 30, 1996, the Company's Board of Directors also provided management with the authority to borrow up to $50 million from the Federal Home Loan Bank of New York.

    DEPOSITS. The Association's current deposit products include passbook accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts and certificates of deposit ranging in terms from seven days to seven years. The Association's deposit products also include Individual Retirement Account ("IRA") and Keogh certificates and passbook accounts.

    The Association's deposits are obtained primarily from residents in its primary market area of Camden, Burlington and Gloucester Counties in Southern New Jersey. The Association to a lesser extent obtains deposits from other locations in the greater Philadelphia metropolitan area. The Association attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours.
The Association primarily utilizes print media to attract new customers and savings deposits. The Association has never utilized the services of deposit brokers and had no brokered deposits at September 30, 1996. During fiscal 1995, the Association acquired three automated teller machines, two of which are located at branch offices in Camden County and one at a Burlington County branch office. The Association is affiliating with the MAC-Registered Trademark- ATM System. In October 1996, the Association increased its branch network from 8 offices to 10 offices. These new offices, which are full service branches equipped with automated teller machines, are located in Gloucester Township and Voorhees Township, Camden County, New Jersey. In addition, the Association acquired another automated teller machine for use at another Burlington County branch. Of the Associations 10 offices, 6 are currently equipped with automated teller machines.

    The Association has been competitive in the types of accounts and in interest rates it has offered on its deposit products but does not necessarily seek to match the highest rates paid by competing institutions. With the significant decline in interest rates paid on deposit products, the Association in recent years has experienced disintermediation of deposits into competing investment products. However, the disintermediation experienced has been consistent with the Association's strategy of controlling growth.

    The following table shows the distribution of, and certain other information relating to, the Association's deposits by type of deposit as of the dates indicated.

                                                         SEPTEMBER 30,
                                ----------------------------------------------------------------
                                       1996                 1995                  1994
                                -------------------    -------------------   -------------------
                                 AMOUNT     PERCENT     AMOUNT     PERCENT    AMOUNT     PERCENT
                                --------    -------    --------    -------   --------    -------
                                --------    ------     --------    -----     --------    -----

Passbook and club accounts      $ 59,323     10.4%     $ 62,950     11.1%    $ 80,494     13.3%
Money market                      70,023     12.2        74,933     13.3       99,735     16.5
Certificate of deposit           417,773     73.1       403,736     71.4      396,194     65.7
NOW accounts                      23,886      4.2        22,909      4.1       26,274      4.4
Accrued interest                     361       .1           382       .1          383      0.1
                                --------    ------     --------    -----     --------    -----
    Total deposits at end of
      period                    $571,366   100.00%     $564,910    100.0%    $603,080    100.0%
                                --------    ------     --------    -----     --------    -----
                                --------    ------     --------    -----     --------    -----

                                       22

    The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1996 and 1995, and the amounts at September 30, 1996 which mature during the periods indicated.



                           SEPTEMBER 30,                AMOUNTS AT SEPTEMBER 30, 1996
                                                               MATURING WITHIN
                        --------------------    ----------------------------------------------
CERTIFICATES OF
    DEPOSIT               1996        1995      ONE YEAR   TWO YEARS  THREE YEARS   THEREAFTER
---------------         --------    --------    --------   ---------  -----------   ----------
                                             (DOLLARS IN THOUSANDS)
2.00% to 4.00%          $  8,522    $ 29,325    $  1,494    $   316     $ 1,725      $ 4,987
4.01% to 6.00%           337,123     282,158     216,942     67,269      38,496       14,416
6.01% to 8.00%            70,155      83,958      24,063     24,384      10,546       11,162
8.01% to 10.0%             1,973       8,295         305        561       1,072           35
10.01% or more                 0       ---             0          0           0            0
                        --------    --------    --------   --------    --------     --------
  Total certificate
    accounts            $417,773    $403,736    $242,804    $92,530     $51,839      $30,600
                        --------    --------    --------   --------    --------     --------
                        --------    --------    --------   --------    --------     --------

                                       23

    The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                                           SEPTEMBER 30,
                                --------------------------------------------------------------------
                                     1996                      1995                   1994
                                -------------------     -------------------     --------------------
                                            AVERAGE                 AVERAGE                  AVERAGE
                                AVERAGE      RATE       AVERAGE      RATE       AVERAGE       RATE
                                BALANCE      PAID       BALANCE      PAID       BALANCE       PAID
                                -------     -------     -------     -------     -------      -------
                                                      (DOLLARS IN THOUSANDS)

Passbook and club accounts      $60,561     10.57%     $ 67,810      2.94%      $76,585       2.75%
Money market                     72,798     12.71        83,482      3.09       103,982       2.83
Certificates of deposit         415,447     72.53       394,704      5.06       404,002       4.97
NOW accounts                     24,020      4.19        23,742      2.07        25,178       2.08
                               --------    ------      --------      ----      --------       ----
  Total deposits               $572,826    100.00%     $569,738      4.39%     $609,747       4.20%
                               --------    ------      --------      ----      --------       ----
                               --------    ------      --------      ----      --------       ----

         The following table sets forth the Association's net savings flows during the periods indicated.

                                      YEAR ENDED SEPTEMBER 30,
                                 -----------------------------------
                                   1996         1995         1994
                                 --------     --------     ---------
                                          (IN THOUSANDS)
    Beginning balance            $564,910     $603,080     $609,805
                                 --------     --------     --------
    Decrease before interest
     credited                     (16,562)     (59,836)     (29,105)
    Interest credited              23,018       21,666       22,380
                                 --------     --------     --------
    Net savings increase
     (decrease)                     6,456      (38,170)      (6,725)
    Ending balance               $571,366     $564,910     $603,080
                                 --------     --------     --------
                                 --------     --------     --------

    The following table sets forth maturities of the Association's certificates of deposit of $100,000 or more at September 30, 1996 by time remaining to maturity.

                                         AMOUNTS IN
                                         THOUSANDS
                                         ----------

Three months or less                      $  8,051
Over three months through six months         8,717
Over six months through 12 months            7,399
Over 12 months                              20,471
                                           -------
Total                                      $44,638
                                           -------
                                           -------

SUBSIDIARIES

    At September 30, 1996, the Company had two wholly-owned subsidiaries, the Association and IBSF Investment Corp., a New Jersey-chartered investment company formed in 1996, which had total assets of $12.2 million comprised principally of investments in certificates of deposit and overnight funds at the Federal Home Loan Bank of New York.

    At September 30, 1996, the Association did not have any subsidiaries. In December 1996, the Association received the non-objection of the OTS to establish a Delaware operating subsidiary, IBS Delaware Investment Corp. ("IBSD"), solely to manage certain of the investments of the Association. The Association is in the process of forming IBSD.

COMPETITION

    The Association faces significant competition for real estate loans, principally from mortgage banking companies, other savings institutions, commercial banks and credit unions. Factors which affect competition generally include the general and local economic conditions, current interest rate levels and volatility in the mortgage markets. The Association also faces significant competition in attracting deposits. Its most direct competition for deposits has historically come from commercial banks and other savings institutions located in its market area. The Association faces additional significant competition for investors' funds from other non-depository institutions, including mutual funds and brokerage firms. The Association competes for deposits principally by offering depositors a variety of deposit programs, convenient branch locations, hours and other services. The Association does not rely upon any individual group or entity for a material portion of its deposits.

    Federal legislation in recent years has eliminated many of the distinctions between commercial banks and savings institutions and holding companies and allowed bank holding companies to acquire savings institutions. Such legislation has generally resulted in an increase in the competition encountered by savings institutions and has resulted in a decrease in both the number of savings institutions and the aggregate size of the savings industry.


REGULATION

    THE COMPANY. The Company is a registered savings and loan holding company and is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Association is subject to certain restrictions in its dealings with the Company and affiliates thereof. The Company is also subject to regulation by the Department pursuant to the New Jersey Savings and Loan Act (the "Act").

    The Company is also a bank holding company regulated by the Board of Governors of the Federal Reserve system. The Company was required to become a bank holding company by virtue of the Association having failed to comply with the QTL test as of July 1993 and being unable to re-qualify as a "qualified thrift lender" as of July 1994. As a bank holding company, the Company is subject to regulation and supervision by the Federal Reserve Board, is required to file periodic reports and annually a report of its operations with, and is subject to examination by, the Federal Reserve Board. The Association re-qualified as a qualified thrift lender in August 1995.
See "- BHCA Activities and Other Limitations" and "-The Association-Qualified Thrift Lender Test."

    FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. As was the case with the Association, notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, under OTS regulations, any savings and loan holding company is required to register as a bank holding company within one year of the failure of the QTL Test by its subsidiary insured institution. Under such circumstances, the holding company becomes subject to all of the provisions of the BHCA and other statutes applicable to bank holding companies, in the same manner and to the same extent as if the company were a bank holding company. See "- BHCA Activities and Other Limitations."

    If the Company were to acquire control of another savings association, other than through merger or other business combination with the Association, the Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL Test, as set forth below, the activities of the Company and any of its subsidiaries (other than the Association or other subsidiary savings associations) would thereafter be subject to further restrictions. Among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof any business activity, other than: (i) furnishing or performing management services for a subsidiary savings association; (ii) conducting an insurance agency or escrow business;
(iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association; (iv) holding or managing properties used or occupied by a subsidiary savings association; (v) acting as trustee under deeds of trust; (vi) those activities authorized by regulation as of March 5, 1987 to be engaged in by multiple savings and loan holding companies; or
(vii) unless the

Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies, those activities authorized by the Federal Reserve Board as permissible for bank holding companies. The activities described in (i) through (vi) above may only be engaged in after giving the OTS prior notice and being informed that the OTS does not object to such activities. In addition, the activities described in
(vii) above also must be approved by the Director of the OTS prior to being engaged in by a multiple savings and loan holding company.

    LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

    In addition, Sections 22(h) and (g) of the Federal Reserve Act places restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1996, the Association was in compliance with the above restrictions.

    RESTRICTIONS ON ACQUISITIONS. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.

    The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act, or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

    Under the BHCA, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings association. In addition, a bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Association Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

    Under New Jersey law, if the Company wishes to acquire another savings institution, savings institution holding company, or substantially all the assets of a savings institution, it must file an application under the Banking Act and have it approved by the Commissioner. Legislation enacted in New Jersey permits insured institutions or savings and loan holding companies located in New Jersey to acquire or be acquired by insured institutions or holding companies on either a regional or national basis upon the occurrence of certain triggering conditions which are determined by the Commissioner. The acquiror must be located in a state which has reciprocal legislation in effect on substantially the same terms and conditions as stated in the New Jersey legislation. This law explicitly prohibits interstate branching.

    BHCA ACTIVITIES AND OTHER LIMITATIONS. The BHCA prohibits a bank holding company from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank, without prior approval of the Federal Reserve Board. The BHCA also generally prohibits a bank holding company from acquiring any bank located outside of the state in which the existing bank subsidiaries of the bank holding company are located unless specifically authorized by applicable state law. No approval under the BHCA is required, however, for a bank holding company already owning or controlling 50% of the voting shares of a bank to acquire additional shares of such bank.

    The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. In making such determinations, the Federal Reserve Board is required to weigh the expected benefit to the public, such as greater convenience, increased competition or gains in efficiency, against the possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

    The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities include operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. The Federal Reserve Board also has determined that certain other activities, including real estate brokerage and syndication, land development, property management and underwriting of life insurance not related to credit transactions, are not closely related to banking and a proper incident thereto.

    THE ASSOCIATION. The OTS and the Department have extensive regulatory authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and the Department and are subject to periodic examinations by the OTS and the Department. The investment and lending authority of savings associations are prescribed by federal and New Jersey laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

    For a discussion of the limitations on the aggregate amount of loans that a savings association can make to any one borrower, including related entities, see "Business of the Association - Lending Activities - Loan Origination, Purchase and Sales Activity."

    The OTS' enforcement authority over all savings associations and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS.

    INSURANCE OF ACCOUNTS. The deposits of the Association are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF administered by the FDIC and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

    The FDIC may terminate the deposit insurance of any insured depository institution, including the Association, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Association's deposit insurance.

    The FDIC is authorized to establish separate assessment rates for deposit insurance for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund to restore the fund's ratio of reserves to insured deposits to its statutorily set target level within a reasonable time, and may decrease such assessment rates if such target level has been met. Until the SAIF fund meets its target level, savings associations may not transfer to the BIF fund. Furthermore, any such transfers, when permitted, would be subject to exit and entrance fees. Under current FDIC regulations, institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital- "well capitalized," "adequately capitalized," and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA") as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Association for the first semi-annual period in calendar 1996 was .23%.

    The BIF fund met its target reserve level in September 1995, but the SAIF is not expected to meet its target reserve level until at least 2002. Consequently, in late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category).

    On September 30, 1996, President Clinton signed into law legislation which will eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation provides that all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, which in the aggregate will be sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

    Effective October 8, 1996, FDIC regulations imposed a one-time special assessment of 65.7 basis points of SAIF-assessable deposits as of March 31, 1995, which was collected on November 27, 1996. The Association's one-time pre-tax special assessment amounted to $3.7 million, or $2.4 million after tax. The payment of such special assessment, net of tax, had the effect of immediately reducing the Association's capital by $2.4 million.
Nevertheless, management does not believe that this one-time special assessment will have a material adverse effect on the Company's consolidated financial condition or cause non-compliance with the Association's regulatory capital requirements.

    On October 16, 1996, the FDIC proposed to lower assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates would range from zero basis points to 27 basis points. From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the Financing Corporation while BIF member institutions will pay about 1.3 basis points. The Association's insurance premiums, which have amounted to 23 basis points will be reduced to
6.4 basis points. Based upon the level of assessable deposits at September 30, 1996, the Association would expect to pay $900,000 less in insurance premiums during fiscal 1997 or approximately $.06 per share, after tax.

    CAPITAL REQUIREMENTS. Federally insured savings associations are required to maintain minimum levels of regulatory capital. The OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

    Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits, and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no goodwill or other intangible assets at September 30, 1996. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies).

    In determining compliance with the risk-based capital requirement, a savings association is allowed to include both core capital and supplementary capital in its total capital, provided that the amount of supplementary capital included does not exceed the savings association's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and general allowances for loan losses up to a maximum of 1.25% of risk-weighted assets. In determining the required amount of risk-based capital, total assets, including certain off-balance sheet items, are multiplied by a risk weight based on the risks inherent in the type of assets. The risk weights assigned by the OTS for principal categories of assets are (i) 0% for cash and securities issued by the U.S. Government or unconditionally backed by the full faith and credit of the U.S. Government; (ii) 20% for securities (other than equity securities) issued by U.S. Government-sponsored agencies and mortgage-backed securities issued by, or fully guaranteed as to principal and interest by, the FNMA or the FHLMC, except for those classes with residual characteristics or stripped mortgage-related securities; (iii) 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or the FHLMC, qualifying residential bridge loans made directly for the construction of one- to four-family residences and qualifying multi-family residential loans; and (iv) 100% for all other loans and investments, including consumer loans, commercial loans, and one- to four-family residential real estate loans more than 90 days delinquent, and for repossessed assets.

    In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule became effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS publishes an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

    The following is a reconciliation of the Association's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1996.

                                                 September 30, 1996
                                         -----------------------------------
                                         Tangible       Core      Risk-based
                                          Capital      Capital      Capital
                                         --------     --------    ----------
                                                   (In Thousands)
GAAP equity                              $132,076     $132,076     $132,076
Unrealized gain on available for
 sale securities, net of tax               (1,045)      (1,045)      (1,045)
Goodwill                                      ---          ---          ---
Assets required to be deducted                ---          ---          ---
General valuation allowances                  ---          ---        1,024
Total regulatory capital                  131,031      131,031      132,055
Minimum capital requirement per
 FIRREA published guidelines               10,942       21,883       15,474
                                          -------      -------      -------
Capital in Excess of Requirement         $120,089     $109,148     $116,581
                                          -------      -------      -------
                                          -------      -------      -------

    LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. The Association has consistently exceeded such regulatory liquidity requirement and, at September 30, 1996, had a liquidity ratio of 13.0%.

    ACCOUNTING REQUIREMENTS. Applicable OTS accounting regulations and reporting requirements apply the following standards: (i) regulatory reports will incorporate GAAP when GAAP is used by federal banking agencies; (ii) savings association transactions, financial condition and regulatory capital must be reported and disclosed in accordance with OTS regulatory reporting requirements that will be at least as stringent as for national banks; and
(iii) the Director of the OTS may prescribe regulatory reporting requirements more stringent than GAAP whenever the Director determines that such requirements are necessary to ensure the safe and sound reporting and operation of savings associations.

    The accounting principles for depository institutions are currently undergoing review to determine whether the historical cost model or market-based measure of valuation is the appropriate measure for reporting the assets of such institutions in their financial statements. Such proposal is controversial because any change in applicable accounting principles which requires depository institutions to carry mortgage-backed securities and mortgage loans at fair market value could result in substantial losses to such institutions and increased volatility in their liquidity and operations. Currently, it cannot be predicted whether there may be any changes in the accounting principles for depository institutions in this regard beyond those imposed by SFAS No. 115 or when any such changes might become effective.

    QUALIFIED THRIFT LENDER TEST. Beginning January 1, 1993, a savings association shall cease to be a qualified thrift lender when its qualified thrift investments ("QTIs"), as measured by monthly averages over the immediately preceding twelve month period, fall below 65% for four or more of such months. Based on this regulatory standard, the Association ceased to be a qualified thrift lender in July 1993.

    A savings association that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the Association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations). To date, these restrictions have not limited the Association's operations in any manner.

    Under OTS regulations which govern the conduct of savings and loan holding companies, any savings and loan holding company is required to register as a bank holding company within one year of the failure of the QTL Test by its subsidiary insured institution. Under such circumstances, the holding company would become subject to all of the provisions of the BHCA and other statutes applicable to bank holding companies, in the same manner and to the same extent as if the company were a bank holding company. Because the Association did not re-qualify as a QTL in July 1994, which is one year from the date of its failure of the QTL test, in connection with the conversion and the acquisition of all of the Association's capital stock by the Company, the Company applied to, and received approval from, the Board of Governors of the Federal Reserve System to become a bank holding company. This is in addition to the Association's status as a savings loan holding company.

    During the last half of fiscal 1994, the Board of Directors authorized the Association to initiate a "tiered" or laddered investment strategy pursuant to which it anticipates investing approximately $400.0 million in mortgage-backed securities and U.S. Government securities with varying maturities and, with respect to longer-term investments, in mortgage loans. See "Business-General." Based upon such investment program, the Association as of August 1996 had maintained monthly averages of QTIs equal to at least 92.21% of portfolio assets for at least nine months over a twelve month period, and had thereby re-qualified as a "qualified thrift lender." At September 30, 1996, 96.62% of the Association's assets were invested in QTIs.

    Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings association can comply with the QTL test by either meeting the QTL test set forth in the Home Owners' Loan Act, as amended ("HOLA") and implementing regulations or qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code").

    The QTL Test set forth in the HOLA requires that Qualified Thrift Investments ("QTIs") represent 65% of portfolio assets. Portfolio assets are defined as total assets less intangibles, property used by a savings association in its business and liquidity investments in an amount not exceeding 20% of assets. Generally, QTI's are residential housing related assets. The 1996 amendments allow small business loans, credit card loans, student loans, and loans for personal, family and household purposes to be included without limitation as qualified investments. At September 30, 1996, approximately 96.62% of the Association's assets were invested in QTIs, which was in excess of the percentage required to qualify the Association under the QTL Test in effect at that time.

    RESTRICTIONS ON CAPITAL DISTRIBUTIONS. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

    Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association. Failure to meet fully phased-in or minimum capital requirements will result in further restrictions on capital distributions including possible prohibition without explicit OTS approval. See "- Capital Requirements."

    In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit 30 days written notice to the OTS prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination. The Association currently is a Tier 1 institution for purposes of the regulation dealing with capital distributions.

    OTS regulations also prohibit the Association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory (or total) capital of the Association would be reduced below the amount required to be maintained for the liquidation account established by it for certain depositors in connection with its conversion from mutual to stock form.

    On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized." Because the Association is a subsidiary of a holding company, the proposal would require the Association to provide notice to the OTS of its intent to make a capital distribution. The Association does not believe that the proposal will adversely affect its ability to make capital distributions if it is adopted substantially as proposed.

    FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1996, the Association had $18.8 million in FHLB advances.

    As a member, the Association is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1996, the Association had $4.6 million in FHLB stock, which was in compliance with this requirement.

    The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended September 30, 1996 and 1995, dividends paid by the FHLB of New York to the Association totalled approximately $277,000 and $259,000, respectively.

    FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1996, no reserves were required to be maintained on the first $4.2 million of transaction accounts, reserves of 3% were required to be maintained against the next $54.0 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. At September 30, 1996, the Association was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non interest-bearing account at a Federal Reserve Association, the effect of this reserve requirement is to reduce an institution's earning assets.

    NEW JERSEY LAW. The Commissioner regulates the Association's internal business procedures as well as it deposits, lending and investment activities. The Commissioner must approve changes to the Association's Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock. In addition, the Commissioner conducts periodic examinations of the Association. Certain of the areas regulated by the Commissioner are not subject to similar regulation by the FDIC.

    Recent federal and state legislative developments have reduced distinctions between commercial banks and SAIF-insured savings institutions in New Jersey with respect to lending and investment authority as well as interest rate limitations. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations ("parity legislation") have given New Jersey chartered savings institutions, such as the Association, the powers of federally chartered savings institutions.

FEDERAL AND STATE TAXATION

    GENERAL. The Company and the Association are subject to the corporate tax provisions of the Internal Revenue Code of 1986 (the "Code"), as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Association.

    FISCAL YEAR. The Company and the Association and its subsidiaries filed a consolidated federal income tax return on a September 30 fiscal year end basis, beginning with the fiscal year ended September 30, 1995.

    METHOD OF ACCOUNTING. The Association maintains its books and records for federal income tax purposes using the accrual method of accounting. The accrual method of accounting generally requires that items of income be recognized when all events have occurred that establish the right to receive the income and the amount of income can be determined with reasonable accuracy, and that items of expense be deducted at the later of (i) the time when all events have occurred that establish the liability to pay the expense and the amount of such liability can be determined with reasonable accuracy or (ii) the time when economic performance with respect to the item of expense has occurred.

    BAD DEBT RESERVES.   Under applicable provisions of the Code, savings
institutions such as the Association are permitted to establish reserves for bad debts and to make annual additions thereto which qualify as deductions from taxable income. The bad debt deduction is generally based on a savings institution's actual loss experience (the "Experience Method"). In addition, provided that certain definitional tests relating to the composition of assets and the nature of its business are met, a savings institution may elect annually to compute its allowable addition to its bad debt reserves for qualifying real property loans (generally loans secured by improved real estate) by reference to a percentage of its taxable income (the "Percentage Method").

    Under the Experience Method, the deductible annual addition is the amount necessary to increase the balance of the reserve at the close of the taxable year to the greater of (i) the amount which bears the same ratio to loans outstanding at the close of the taxable year as the total net bad debts sustained during the current and five preceding taxable years bear to the sum of the loans outstanding at the close of those six years or (ii) the balance in the reserve account at the close of the Association's "base year," which was its tax year ended September 30, 1987.

    Under the Percentage Method, the bad debt deduction with respect to qualifying real property loans is computed as a percentage of the Association's taxable income before such deduction, as adjusted for certain items (such as capital gains and the dividends received deduction). Under this method, a qualifying institution such as the Association generally may deduct 8% of its taxable income. The availability of the Percentage Method has permitted a qualifying savings institution, such as the Association, to be taxed at an effective federal income tax rate 8% lower than for corporations generally.

    The income of the Company would not be subject to the bad debt deduction allowed the Association, whether or not consolidated tax returns are filed; however, losses of the Company or its subsidiaries included in the consolidated tax returns may reduce the bad debt deduction allowed the Association if a deduction is claimed under the Percentage Method.

    On August 20, 1996, President Clinton signed legislation which eliminated the percentage of taxable income bad debt deduction for thrift institutions for tax years beginning after December 31, 1995. The new legislation also requires a thrift to generally recapture the excess of its current tax reserves over its 1987 base year reserves. As the Company has previously provided deferred taxes on this amount, no additional financial statement tax expense should result from this new legislation. The recapture amount may be suspended for two years if the Association meets certain residential lending origination requirements.

    DISTRIBUTIONS. If the Association were to distribute cash or property to its sole stockholder having a total fair market value in excess of its accumulated tax-paid earnings and profits, or were to distribute cash or property to its stockholder in redemption of its stock, the Association would generally be required to recognize as income an amount which, when reduced by the amount of federal income tax that would be attributable to the inclusion of such amount in income, is equal to the lesser of: (i) the amount of the distribution or (ii) the sum of (a) the amount of the accumulated bad debt reserve of the Association with respect to qualifying real property loans (to the extent that additions to such reserve exceed the additions that would be permitted under the experience method) and (b) the amount of the Association's supplemental bad debt reserve.

    MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. The other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) for taxable years beginning after 1989, 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

    AUDIT BY IRS. The Association's federal income tax returns for taxable years through December 31, 1993 have been closed for the purpose of examination by the Internal Revenue Service.

    STATE TAXATION. The Company and its non-thrift subsidiaries that are engaged in business in New Jersey are subject to the state's Corporate Business Tax Act which imposes a "franchise tax" at the rate of 9 percent on the Company's and its non-thrift subsidiaries' taxable income, before net operating loss deductions and special deductions, as calculated for federal income tax purposes. The Association is taxed at the rate of 3 percent on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes.

ITEM 2.  PROPERTIES

    The following table sets forth certain information with respect to the Association's branch offices and operations center at September 30, 1996.
The table does not reflect the two additional branch offices opened by the Association in October 1996 as discussed in Item 1 under "Business-Sources or Funds-Deposits."

                                                         Net Book
                                                         Value of   Amount of
         Description/Address           Leased/Owned      Property    Deposits
------------------------------------   ------------      --------   ---------
                                                             (In Thousands)
Main Office:
------------
Route 70 and Springdale Road               Owned          $  360     $150,189
Cherry Hill, New Jersey 08003

Branch Offices:
---------------
Kings Highway and Chapel Avenue           Leased(1)            1       48,754
Cherry Hill, New Jersey 08034

Centrum Shopping Center                   Leased(2)          ---       36,498
219Y Haddonfield Berlin Road
Cherry Hill, New Jersey 08034

400 White Horse Pike 08021                  Owned            320      166,874
Laurel Springs, New Jersey

Route 73 and Brick Road                    Leased(3)           7       27,611
Marlton, New Jersey 08053

Pleasant Valley Ave. and                     Owned           196       51,030
 Fellowship Road
Mount Laurel, New Jersey 08054

Hurffville - Crosskeys Road and              Owned           225       33,441
 Altair Drive
Washington Township, New Jersey 08012

Route 70 and Hartford Road                   Owned           260       56,608
Medford, New Jersey 08055

Operations Center:
------------------
1909 E. Marlton Pike                         Owned          4,118         ---
Cherry Hill, New Jersey 08003                               -----     -------
                                                           $5,487    $571,005(4)
                                                            -----     -------
                                                            -----     -------
_________________

(1) Ten year lease expires May 31, 2000 with no lease renewal options.

(2) Five year lease expires May 31, 1998 with two, five-year renewal options thereafter.

(3) Five year lease expires March 31, 1998 with no lease renewal options.

(4) Does not include accrued interest of $361,000.

ITEM 3.  LEGAL PROCEEDINGS.

    There are no material legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

    In November 1995, Lawrence B. Seidman filed a complaint in the Superior Court of New Jersey, Passaic County, against the Company and its directors, alleging that a letter dated November 17, 1995, sent by the Company to its shareholders in connection with the Company's solicitation of proxies for the election of directors at the Annual Meeting held December 15, 1995, contained defamatory statements about Mr. Seidman. The Complaint requested an unspecified amount of damages (including punitive damages from the director defendants), interest, costs and fees, as well as an injunction prohibiting the Company from indemnifying the directors. An amended complaint was filed in January 1996, when the court, instead of dismissing the original complaint, permitted Mr. Seidman to amend his complaint. In November 1996, the Court again allowed Mr. Seidman to amend his complaint, this time to add allegations that two other letters sent by the Company to its shareholders during the proxy contest also contained defamatory statements. The Company and its directors have filed a motion for summary judgement; the motion has not yet been decided. The Company believes the suit is frivolous and without merit and intends to continue to defend the action vigorously.

    On November 12, 1996, the Company filed suit in the United States
District Court for the District of New Jersey against Mr. Seidman, Richard Whitman and other members of the "IBS Financial Corp. Committee to Maximize Shareholder Value." The Company's complaint alleges that the Committee had failed to disclose all the information required by the federal securities laws and the Company's Certificate of Incorporation in the materials it had submitted in connection with the nomination of Ernest Beier, Jr., for election as a director of the Company, and in the Committee's Schedule 13D filings with the Securities and Exchange Commission. The Company seeks a declaratory judgment that the Committee's filings are incomplete and inadequate, that the Company's Board properly rejected the nomination of Mr. Beier, and that the Company need not, at this time, provide a shareholder list to the Committee. The complaint also asks for an injunction against further violations of the securities laws by Messrs. Seidman and Whitman and the other members of their group. The Committee has counterclaimed, challenging the action of the Company's Board, in July 1996, reducing the number of directors from seven to six. Subsequent to the filing of the Company's complaint, the Committee has amended its Schedule 13D twice to provide certain of the information which the Company's complaint alleges was required to be previously disclosed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

    Shares of the Company's common stock are traded nationally under the symbol "IBSF" on the NASDAQ Stock Market, National Market System. See also
Note 20 of the Notes to Consolidated Financial Statements in Item 8 hereof incorporated herein by reference.

    At November 30, 1996 the Company had approximately 2,200 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA.

    The information required herein is incorporated by reference from page 5 of the Registrant's 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required herein is incorporated by reference from pages 6 to 18 of the Registrant's 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required herein is incorporated by reference from pages 19 to 41 of the Registrant's 1996 Annual Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.

    Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required herein is incorporated by reference from the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be filed within 120 days after the Registrant's fiscal year end ("Definitive Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required herein is incorporated by reference from the Definitive Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)  Document filed as part of this Report.

         (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1996 Annual Report.

    Report of Independent Auditors.

    Consolidated Statements of Financial Condition at September 30, 1996 and
1995.

    Consolidated Statements of Income for the Years Ended September 30, 1996, 1995, and 1994.

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1996, 1995 and 1994.

    Consolidated Statements of Cash Flows for the Years Ended September 30, 1996, 1995 and 1994.

    Notes to the Consolidated Financial Statements.

         (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

         (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.

No.                              Description
---    -----------------------------------------------------------------------
3.1    Certificate of Incorporation of IBS Financial Corp.(1)
3.2    Amended Bylaws of IBS Financial Corp.
 4     Stock Certificate of IBS Financial Corp.(1)
10.1   IBS Financial Corp. Employee Stock Ownership Plan and Trust(1)*
10.2 Amendment No. 1 to the IBS Financial Corp. Employee Stock Ownership Plan and Trust*
10.3   Employment Agreement between the Registrant and Joseph M. Ochman, Sr.*
10.4 Employment Agreement between Inter-Boro Savings and Loan Association and Joseph M. Ochman, Sr.*
10.5   Employment Agreement between the Registrant, Inter-Boro
        Savings and Loan Association and Richard G. Sharp(2)*
10.6   Stock Option Plan(2)*
10.7 Recognition and Retention Plan of Inter-Boro Savings and Loan Association and Trust Agreement(2)*
13     1996 Annual Report to Stockholders
21 Subsidiaries of the Registrant - Reference is made to Item 1. "Business" for the required information
27     Financial Data Schedule

                                              (FOOTNOTES ON THE FOLLOWING PAGE)

_______________

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-80548) filed by the Registrant with the Securities and Exchange Commission ("SEC") on June 21, 1994, as amended.

(2) Incorporated by reference from the Annual Report on Form 10-K filed by the Registrant with the SEC on December 23, 1994.

*   Management contract or compensatory plan or arrangement.

          (3)(b)  Reports filed on Form 8-K.

     None.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              IBS FINANCIAL CORP.



                                              By: /s/ Joseph M. Ochman, Sr.
                                              ------------------------------
                                                  Joseph M. Ochman, Sr.
                                                  Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





/s/ Joseph M. Ochman, Sr.
--------------------------------                            December 20, 1996
Joseph M. Ochman, Sr.
Chairman of the Board, President and
 Chief Executive Officer




/s/ Richard G. Sharp
--------------------------------                            December 20, 1996
Richard G. Sharp
Executive Vice President and
 Chief Financial Officer


/s/ Matthew J. Kennedy
--------------------------------                            December 20, 1996
Matthew J. Kennedy
Executive Vice President
 and Treasurer

/s/ Thomas J. Auchter
----------------------------                                December 20, 1996
Thomas J. Auchter
Director

/s/ John A. Borden
----------------------------                                December 20, 1996
John A. Borden
Director




/s/ Albert D. Stiles, Jr.
---------------------------                                 December 20, 1996
Albert D. Stiles, Jr.
Director


/s/ Frank G. Lockhart
---------------------------                                 December 20, 1996
Frank G. Lockhart
Director



/s/ Francis X. Lorbecki, Jr.
-------------------------------                             December 20, 1996
Francis X. Lorbecki, Jr.
Director


/s/ Paul W. Gleason
-------------------------------                             December 20, 1996
Paul W. Gleason
Director