Form 10-K405/A
period 1996-09-30
IBS FINANCIAL CORP
filed 1997-01-28
CIK 925780

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A
                                   AMENDMENT NO. 1

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---    EXCHANGE ACT OF 1934

                    For the fiscal year ended:  September 30, 1996

                                          OR

---    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                            Commission File No.:  0-24862

                                 IBS FINANCIAL CORP.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              New Jersey                             22-3301933
    --------------------------------           ----------------------
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)          Identification Number)

          1909 East Route 70
        Cherry Hill, New Jersey                         08003
   ----------------------------------          ----------------------
         (Address of Principal                       (Zip Code)
          Executive Offices)


     Registrant's telephone number, including area code:  (609) 424-1000

         Securities registered pursuant to Section 12(b) of the Act:
                                NOT APPLICABLE

         Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK (PAR VALUE $.01 PER SHARE)
------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   X
                              ---

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

PART I

Item 3.  Legal Proceedings.

     There are no material legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

     In November 1995, Lawrence B. Seidman filed a complaint in the Superior Court of New Jersey, Passaic County, against the Company and its directors, alleging that a letter dated November 17, 1995, sent by the Company to its shareholders in connection with the Company's solicitation of proxies for the election of directors at the Annual Meeting held December 15, 1995, contained defamatory statements about Mr. Seidman. The Complaint requested an unspecified amount of damages (including punitive damages from the director defendants), interest, costs and fees, as well as an injunction prohibiting the Company from indemnifying the directors. An amended complaint was filed in January 1996, when the court, instead of dismissing the original complaint, permitted Mr. Seidman to amend his complaint. In November 1996, the Court again allowed Mr. Seidman to amend his complaint, this time to add allegations that two other letters sent by the Company to its shareholders during the proxy contest also contained defamatory statements. The Company and its directors have filed a motion for summary judgment; the motion has not yet been decided. The Company believes the suit is frivolous and without merit and intends to continue to defend the action vigorously.

     On November 12, 1996, the Company filed suit in the United States District Court for the District of New Jersey against Mr. Seidman, Richard Whitman and other members of the "IBS Financial Corp. Committee to Maximize Shareholder Value." The Company's complaint alleged that the Committee had failed to disclose all the information required by the federal securities laws and the Company's Certificate of Incorporation in the materials it had submitted in connection with the nomination of Ernest Beier, Jr., for election as a director of the Company, and in the Committee's Schedule 13D filings with the Securities and Exchange Commission. The Company sought a declaratory judgment that the Committee's filings were incomplete and inadequate, that the Company's Board properly rejected the nomination of Mr. Beier, and that the Company need not, at this time, provide a shareholder list to the Committee. The complaint also asked for an injunction against further violations of the securities laws by Messrs. Seidman and Whitman and the other members of their group, including further violations of the Securities Exchange Act of 1934 ("Exchange Act"). The Committee counterclaimed, challenging the action of the Company's Board, in July 1996, reducing the number of directors from seven to six. Subsequent to the filing of the Company's complaint, the Committee amended its Schedule 13D twice to provide certain of the information which the Company's complaint alleged was required to be previously disclosed.

     On January 23, 1997, the United States District Court rendered a decision and entered a judgment that the current filings and disclosures of Mr. Seidman's group are adequate.

     The court's opinion stated that "(a)n amendment which cures a violation of the Exchange Act moots a claim that arises from the failure to file a proper Scheduled 13D." The court held that the additional Scheduled 13D amendments filed by Mr. Seidman's group after the litigation was commenced mooted the Company's claim regarding the deficient disclosures initially provided by Mr. Seidman's group, and the court declined to enforce the time deadlines in the Company's Certificate of Incorporation. As a result, the court held that the Company could not reject the defendants' nominations as deficient or untimely and that the defendants are entitled to a stockholder list. In addition, the court set aside the reduction in the size of the Board.

     The Company is currently reviewing the court's decision with its litigation counsel and securities counsel and is considering all of the options available to it.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following tables present information concerning the directors of the Company, including tenure as a director of the Company's subsidiary, Inter-Boro Savings and Loan Association (the "Association").

    DIRECTORS WHOSE TERMS EXPIRE IN 1997

                               Principal Occupation During           Director
  Name              Age(1)         the Past Five Years                 Since
-----------------   ------     ------------------------------       ---------

Thomas J. Auchter     70       Director; President of                  1967
                               Investment 2010, a
                               private investment
                               company, since 1991.
                               Formerly Director of
                               Finance and Treasurer,
                               Delaware River Port
                               Authority, Camden, New
                               Jersey, from 1960 to
                               1991.

Frank G. Lockhart     69       Director; self-employed                 1972
                               as a part-time realtor on
                               Marco Island, Florida.

    DIRECTORS WHOSE TERMS EXPIRE IN 1998

                                   Principal Occupation During     Director
   Name                Age(1)          the Past Five Years          Since
-----------------      ------      ------------------------------  --------
John A. Borden         78          Director; engaged in             1966
                                   real estate related
                                   activities since 1937
                                   and independent real
                                   estate appraiser since
                                   1953.

Joseph M. Ochman, Sr.  65          Chairman of the Board            1971
                                   of the Association
                                   since 1976 and of the
                                   Company since 1994;
                                   President and Chief
                                   Executive Officer of
                                   the Association since
                                   1971 and of the
                                   Company since 1994.

                                      3

    DIRECTOR WHOSE TERM EXPIRES IN 1999

                                 Principal Occupation During       Director
     Name         Age(1)            the Past Five Years             Since
---------------   ------         ------------------------------    ---------

Paul W. Gleason   77             Director; currently                1976
                                 retired.  Formerly
                                 Chairman of the Board
                                 and principal
                                 stockholder of
                                 Formigli Corporation,
                                 a concrete business,
                                 Berlin, New Jersey.

    DIRECTORS WHOSE TERMS EXPIRE IN 2000

                                     Principal Occupation During    Director
    Name                   Age(1)       the Past Five Years          Since
------------------------   ------    ---------------------------    --------

Francis X. Lorbecki, Jr.   74        Director; currently              1968
                                     retired.  Formerly
                                     Senior Vice President
                                     and loan officer of
                                     the Association until
                                     1981.

Albert D. Stiles, Jr.      69        Director; founder and            1977
                                     owner of Wills and
                                     Stiles, Inc., an
                                     electrical contractor,
                                     Medford, New Jersey;
                                     self-employed builder
                                     and developer of
                                     residential and
                                     commercial properties
                                     in the South Jersey
                                     area.


-------------

(1) As of September 30, 1996.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

    Set forth below is information with respect to the principal occupations during the last five years for the five executive officers of the Company and the Association who do not serve as directors.

    Richard G. Sharp. Mr. Sharp has served as Executive Vice President and Chief Financial Officer of the Association since 1984 and of the Company since 1994, and has been employed in various capacities at the Association since 1972. Mr. Sharp is a past President of the Philadelphia Chapter of the Financial Managers Society and a past District Director of the Financial Managers Society's national organization. Mr. Sharp is currently a member of the Pennsylvania Institute of Certified Public Accountants, the American Institute of Certified Public Accountants and the Financial Managers Society. Mr. Sharp is 62 years old as of September 30, 1996.

    Anthony C. Chigounis. Mr. Chigounis has served as Senior Vice President, Operations and Administration of the Association since 1984, and has been employed in various capacities at the Association since 1971. Mr. Chigounis has been active in a number of civic organizations, including the United Way of both Burlington and Camden County, New Jersey. Mr. Chigounis served as President of the Camden County Council of Boy Scouts of America and is currently a member of the Executive Council. Mr. Chigounis is 59 years old as of September 30, 1996.

    Andrew A. Cosenza. Mr. Cosenza has served as Senior Vice President, Savings Officer of the Association since 1984, and has been employed in various capacities at the Association since 1970. Mr. Cosenza is a member and past Director of the Philadelphia Chapter of the Financial Managers Society, and a member of the Delaware Valley Chapter of the Institute for Financial Education. Mr. Cosenza has also been affiliated with the United Way of Camden County since 1980. Mr. Cosenza is 54 years old as of September 30, 1996.

    Lorraine H. O'Hara. Ms. O'Hara has served as Senior Vice President, Human Resources of the Association since 1987, and has served in various capacities at the Association since 1966. Ms. O'Hara is a member and past President of the Philadelphia Chapter of the Financial Managers Society and is a member of the New Jersey State League Human Resource Committee and the South Jersey Human Resources Group. Ms. O'Hara has also been active in several United Way annual campaigns. Ms. O'Hara is 71 years old as of September 30, 1996.

    Matthew J. Kennedy. Mr. Kennedy has served as Executive Vice President and Treasurer of the Company and the Association since April 1996 and prior thereto as Senior Vice President and Assistant Treasurer since September 1995. He joined the Association in February 1995 as a Vice President. Mr. Kennedy was previously employed by Valley Federal Savings and Loan Association, Easton, Pennsylvania, where he served as Executive

Vice President and Chief Financial Officer from 1985 to November 1993. Prior thereto, Mr. Kennedy served as Vice President and Controller of Valley Federal from 1977 to 1985. Mr. Kennedy is 52 years old as of September 30, 1996.


ITEM 11. EXECUTIVE COMPENSATION.


SUMMARY COMPENSATION TABLE

    The following table sets forth a summary of certain information concerning the compensation paid by the Company and the Association for services rendered in all capacities during the three years ended September 30, 1996 to the President and Chief Executive Officer of the Company and the Association and each other executive officer of the Company and its subsidiaries whose total compensation during the fiscal year exceeded $100,000.

                                      Annual Compensation                         Long Term Compensation
                               ---------------------------------------    -----------------------------------
                                                                                  Awards              Payouts
                                                                          ------------------------    -------
     Name and          Fiscal                           Other Annual       Stock        Number of      LTIP        All Other
Principal Position      Year   Salary(1)   Bonus(2)    Compensation(3)    Grants(4)     Options(5)    Payouts     Compensation
-------------------    ------  ---------   --------    ---------------    ---------     ----------    -------     ------------

Joseph M. Ochman, Sr.   1996    $523,882   $  --            $ --              --           --            --        $309,538(6)
 President and Chief    1995     482,750    90,000            --          $1,204,506     319,267         --          86,896
 Executive Officer      1994     453,875    89,000            --              --           --            --          46,885

------------------------------------------------------------------------------------------------------------------------------

Richard G. Sharp       1996     $119,060   $  --            $ --              --           --            --        $ 65,682(6)
 Executive Vice        1995      113,295    18,000            --          $ 481,794     128,669          --          10,676
 President and CFO     1994      107,809    34,200            --              --           --            --            --



(1) Includes $16,000, $62,500 and $57,000 accrued on behalf of Mr. Ochman pursuant to a deferred compensation plan in fiscal 1996, 1995 and 1994, respectively.

(2) The Company did not pay its senior executive officers a bonus for fiscal 1996. The fiscal 1995 bonus was paid in September 1995 for services rendered in fiscal 1995. The fiscal 1994 bonus was paid in September 1994 for services rendered in fiscal 1994.

(3) Does not include amounts attributable to miscellaneous benefits received by the named executive officers. In the opinion of management of the Association, the costs to the Association of providing such benefits to each named executive officer during the year ended September 30, 1996 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(4) Represents the grant of 127,707 and 51,082 shares of restricted Common Stock to Messrs. Ochman and Sharp, respectively, pursuant to the Company's Recognition Plan, which were deemed to have had the indicated value at the
    date of grant.   The restricted Common Stock awarded to Messrs. Ochman and
    Sharp which had not yet vested as of September 30, 1996 had a fair market value of $1.5 million and $608,000 at September 30, 1996, respectively, based on the $14.875 per share closing market price on such date. The awards vest 20% each year beginning January 19, 1996, and dividends are paid on the restricted shares.

(5) Consists of stock options granted pursuant to the Company's 1995 Stock Option Plan which are exercisable at the rate of 20% each year beginning January 19, 1996.

(6) Includes $27,000 for fees paid for service as Chairman of the Board of Directors, $9,510 in premiums paid on certain life insurance policies, $205,007 of stock units allocated to Mr. Ochman's account under the Company's Excess Benefit Plan, and $1,900 for fees paid for service as trustee of the Association's pension plan to Mr. Ochman in fiscal 1996. Also includes $66,121 and $65,682 for 4,514 shares and 4,484 shares allocated on behalf of Messrs. Ochman and Sharp, respectively, in fiscal 1996 under the Company's ESOP.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Review Committee of the Board of Directors recommends compensation for the Association's employees, which is then ratified by the full Board of Directors. During the fiscal year ended September 30, 1996, the members of the Committee were Messrs. Borden (Chairman), Gleason and Stiles. During fiscal 1996, no member of the Compensation Review Committee was a former or current full-time officer or employee of the Company or the Association.


STOCK OPTIONS

    The following table discloses certain information regarding the options held at September 30, 1996 by the Chief Executive Officer and each other named executive officer. No options were exercised by such persons during the year ended September 30, 1996.



                           Number of Options at        Value of Options at
                           September 30, 1996           September 30, 1996
                        --------------------------   --------------------------
  Name                  Exercisable  Unexercisable   Exercisable  Unexercisable
---------------------   -----------  -------------   -----------  -------------


Joseph M. Ochman, Sr.     63,853         255,414       $347,680     $1,390,729

Richard G. Sharp          25,734         102,935        140,122        560,481


-----------------

(1) Based on a per share market price of $14.875 at September 30, 1996.

DIRECTORS' FEES

    Directors of the Company received an annual fee of $2,400 from the Company during fiscal 1996. Directors of the Association are paid a monthly fee for attendance at each Board of Directors' meeting. The amount of the fee was $1,325 during fiscal 1996. Two paid absences are permitted. For service on the Executive Committee, which generally meets once a month, directors received fees of $575 per meeting attended in fiscal 1996. For service on the General Loan Committee, which generally meets twice each month, directors received fees of $500 per meeting attended in fiscal 1996. For all other meetings of committees, which meet as needed, directors received fees of $475 per meeting attended during fiscal 1996. Those directors who serve as trustees of the Association's Retirement Plan receive a fee, which amounted to $475 per quarter during fiscal 1996. In lieu of receiving other directors' fees, the Chairman of the Board of Directors received a fee for service as Chairman, which amounted to $9,000 per quarter until June 30, 1996, at which time such fee was terminated.

EMPLOYMENT AGREEMENTS

    The Company and the Association (the "Employers") during October 1994 entered into employment agreements with each of Messrs. Ochman, Sharp, Chigounis, Cosenza and Ms. O'Hara. The Employers agreed to employ
Messrs. Ochman and Sharp for a term of three years and the other officers for a term of two years, in each case in their current respective positions. The agreements with Messrs. Chigounis and Cosenza and Ms. O'Hara expired in October 1996. On April 22, 1996, Mr. Ochman's joint agreement with both the Company and the Association was replaced by two separate three-year employment agreements - one with the Company and one with the Association. The compensation and expenses of Messrs. Ochman and Sharp (the "Executives") are paid by the Company and the Association in the same proportion as the time and services actually expended by the Executives on behalf of each respective Employer. The term of Mr. Ochman's employment agreements with the Company and the Association shall be extended each year for a successive additional one-year period upon approval of the respective Board of Directors unless Mr. Ochman elects, not less than 30 days prior to the annual anniversary date, not to extend the employment term.

    The Executives' employment agreements are terminable with or without cause by the respective Employer(s). The Executive has no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the respective Employer(s) for cause, disability, retirement or death, provided, however, that (i) in the event that
(a) the Executive terminates his employment because of failure of the respective Employer(s) to comply with any material provision of the employment agreement or the respective Employer(s) change the Executive's title or duties, or (b) the employment agreement is terminated by the respective Employer(s) other than for cause, disability, retirement or death or by the Executive as a result of certain adverse actions which are taken with respect to the Executive's employment following a

Change in Control of the Company, as defined, the Executive will be entitled to a cash severance amount equal to three times the Executive's base salary, and
(ii) Mr. Ochman's employment agreements provide for certain death, disability and medical benefits as set forth below. In addition, Mr. Ochman will be entitled to a continuation of benefits similar to those he is receiving at the time of such termination for the remaining term of the agreement or until he obtains full-time employment with another employer.

    A Change in Control is generally defined in the employment agreements to include any change in control of the Company required to be reported under the federal securities laws, as well as (i) the acquisition by any person of 25% or more of the Company's outstanding voting securities and (ii) a change in a majority of the directors of the Company during any two-year period without the approval of at least two-thirds of the persons who were directors of the Company at the beginning of such period.

    Each employment agreement with the Association provides that if the payments and benefits to be provided thereunder or otherwise upon termination of employment are deemed to constitute a "parachute payment" within the meaning of
Section 280G of the Internal Revenue Code of 1986 (the "Code"), then such payments and benefits payable thereunder shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits being non-deductible by the Employers for federal income tax purposes. Parachute payments generally are payments in excess of three times the base amount, which is defined to mean the recipient's average annual compensation from the employer includible in the recipient's gross income during the most recent five taxable years ending before the date on which a change in control of the employer occurred. Recipients of parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes. Under Mr. Ochman's employment agreement with the Company, Mr. Ochman could receive payments and benefits that constitute a parachute payment, in which event the Company has agreed to pay the 20% excise tax that would otherwise be owed by Mr. Ochman and such additional amounts as may be necessary to reimburse Mr. Ochman for the state and federal income and excise taxes on such amounts.

    Consistent with past practice, Mr. Ochman is provided with the use of an automobile and the Employers pay the annual membership dues at two clubs. Under Mr. Ochman's employment agreements, the Employers will provide coverage for Mr. Ochman and his spouse under the Employers' health insurance plan until Mr. Ochman attains age 70. In the event of Mr. Ochman's death or disability during the term of the agreements, his spouse, estate, legal representative or named beneficiaries will receive payments equal to the balance due to Mr. Ochman for the remaining term of the agreements and Mr. Ochman's spouse will continue to be covered under the Employers' health insurance plan for three years.

    Although the above-described employment agreements could increase the cost of any acquisition of control of the Company, management of the Company does not believe that the terms thereof would have a significant anti-takeover effect.

BENEFITS

    Retirement Plan. The Association previously maintained a defined benefit pension plan ("Retirement Plan") for all full time employees who had attained the age of 21 years and had completed one year of service with the Association. In general, the Retirement Plan provided for annual benefits payable monthly upon retirement at age 65 in an amount equal to between 1.35% and 2.00% of an employee's average earnings, which was the average compensation paid to him or her over the five consecutive years of service which produced the highest average during the 10 years preceding the participant's retirement or termination of employment, excluding overtime, commissions and bonuses, multiplied by his or her years of service (to a maximum of 35 years). Under the Retirement Plan, an employee's benefits were fully vested after five years of service. During the year ended September 30, 1996, the Association's pension expense under the Retirement Plan amounted to $291,000.

    At September 30, 1996, Messrs. Ochman and Sharp had 27 and 24 years, respectively, of credited service under the Retirement Plan. The Association terminated the Retirement Plan effective September 1, 1996 and will provide the participants with their benefits in early 1997. Messrs. Ochman and Sharp will receive cumulative benefits under the Retirement Plan in lump sum distributions estimated to be approximately $1.1 million and $400,000, respectively.

    Supplemental Executive Retirement Agreement. In September 1987, the Association entered into a Supplemental Executive Retirement Agreement ("SERP") with Mr. Ochman in order to supplement the retirement benefits to be received by him pursuant to the Association's Retirement Plan. Under the SERP, upon retirement from the Association after attaining age 65, Mr. Ochman shall be entitled to receive an annual supplemental retirement benefit equal to 1.35% of his final average earnings, as defined in the Retirement Plan, up to the social security covered compensation, plus 2% of final average earnings in excess of such amount multiplied by Mr. Ochman's years of service (to a maximum of 35 years), and reduced by the benefit payable under the Retirement Plan. The obligation to make payments pursuant to the SERP is unfunded, and the Association annually credits to an account an amount which is projected to be sufficient to defray the Association's obligation under the SERP. During the year ended September 30, 1996, the Association recognized an expense of $824,000 in connection with the SERP. The Association has terminated the SERP effective September 1, 1996 and will provide cumulative SERP benefits of approximately $1.3 million to Mr. Ochman in early 1997.

    Deferred Compensation Agreement. In January 1977, the Association and Mr. Ochman entered into a deferred compensation agreement which was restated as of December 1988

(the "Agreement"), pursuant to which Mr. Ochman is permitted to defer a discretionary percentage of the total compensation otherwise payable to him. The payment of deferred compensation pursuant to the Agreement is unfunded, and the Association credits to a deferred compensation account the amounts of compensation deferred by Mr. Ochman. Amounts held pursuant to the Agreement are required to be paid to Mr. Ochman within 60 days following the date of the termination of his employment with the Association, or as may be permitted at an earlier date by the Board of Directors with Mr. Ochman abstaining from voting. Mr. Ochman deferred $16,000 of compensation during fiscal 1996.
The Association and Mr. Ochman terminated the agreement in January 1996, at which time the remaining cumulative deferred amount of $202,000 was distributed to Mr. Ochman.

    Life Insurance Arrangements. In October 1981, the Association and Mr. Ochman entered into a supplemental deferred compensation agreement (the "Supplemental Agreement") pursuant to which the Association agreed to maintain certain life insurance policies on Mr. Ochman's life with an aggregate face amount of approximately $389,600 until Mr. Ochman's retirement after having attained the age of 65. Life insurance policies that were previously owned by the Association's Retirement Plan were purchased from the Retirement Plan by the Association pursuant to the Supplemental Agreement for an amount equal to their then cash value. The policies were amended to provide that the beneficiary of the policies shall be Mr. Ochman's spouse and her heirs, and the Association agreed to continue to pay the required premium payments. During the year ended September 30, 1996, the Association paid total premiums of $9,510 with respect to these insurance contracts. The Supplemental Agreement provides that, following Mr. Ochman's retirement or disability, the Association will commence payment to Mr. Ochman of the cash value of the insurance contracts in monthly installments over a period of ten years.

    Employee Stock Ownership Plan and Trust. The Company has established the ESOP for employees of the Company and the Association. Full-time employees of the Company and the Association who have been credited with at least 1,000 hours of service during a twelve month period and who have attained at least age 21 are eligible to participate in the ESOP.

    In connection with the mutual to stock conversion of the Association, the ESOP borrowed funds from the Company to purchase 8% of the Common Stock issued in the conversion. The loan to the ESOP is being repaid principally from the Company's and the Association's contributions to the ESOP over a period of 10 years, and the collateral for the loan is the Common Stock purchased by the ESOP. The Company may, in any plan year, make additional discretionary contributions for the benefit of plan participants in either cash or shares of Common Stock, which may be acquired through the purchase of outstanding shares in the market or from individual stockholders, upon the original issuance of additional shares by the Company or upon the sale of treasury shares by the Company. Such purchases, if made, would be funded through additional borrowings by the ESOP or additional contributions from the Company. The timing, amount and manner of future contributions to the ESOP will be affected by various factors, including prevailing regulatory policies, the requirements of applicable laws and regulations, and market conditions.

    Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released on a pro rata basis as debt service payments are made. Discretionary contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation. Forfeitures are reallocated among remaining participating employees and may reduce any amount the Company might otherwise have contributed to the ESOP. Participants will vest in their right to receive their account balances within the ESOP at the rate of 20% per year, starting with completion of their third year of service. In the case of a "change in control," as defined, however, participants will become immediately fully vested in their account balances. Benefits may be payable upon retirement, early retirement, disability or separation from service. The Company's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. Messrs. Ochman, Auchter and Borden serve as trustees of the ESOP.

    The Board of Directors of the Company has authorized an excess benefit plan ("EBP") to provide certain additional retirement benefits to Mr. Ochman. The EBP provides that Mr. Ochman shall receive an annual allocation of stock units representing shares of Common Stock of the Company. The number of stock units allocable to his benefit each year shall be equal to the difference between the annual allocation of shares that would have been made to him in the ESOP, without regard to the $150,000 limitation as set forth in Section 401(a)(17) of the Code, minus the number of shares actually allocated to his ESOP account in a particular year. The Company allocated 13,782 stock units having an aggregate value of $205,007 as of September 30, 1996 to the EBP in fiscal 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth, as of the date indicated, certain information as to the Common Stock beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the 1934 Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company, (iii) certain executive officers of the Company, and (iv) all directors and executive officers of the Company and the Association as a group.

                                                           Common Stock
                                                      Beneficially Owned as of
                                                       January 15, 1997(1)(2)
                                                      ------------------------
    Name of Beneficial Owner                              No.            %
    ------------------------                          -----------      -----

IBS Financial Corp. Employee                          1,051,079(3)     10.6%
  Stock Ownership Plan Trust
1909 E. Route 70
Cherry Hill, New Jersey 08003

Lawrence B. Seidman, et al.                           850,351(4)        8.6%
1235A Route 23 South
Wayne, New Jersey 07470

Directors:
 Thomas J. Auchter                                    136,368(3)(5)(6)  1.4%
 John A. Borden                                       101,038(3)(5)(7)  1.0%
 Paul W. Gleason                                       94,188(5)         .9%
 Frank G. Lockhart                                     85,669(5)(8)      .9%
 Francis X. Lorbecki, Jr.                              93,743(5)(9)      .9%
 Joseph M. Ochman, Sr.                                370,792(3)(10)    3.7%
 Albert D. Stiles, Jr.                                170,783(5)(11)    1.7%

Certain other executive officers:
 Richard G. Sharp                                     127,497(12)       1.3%

All directors and executive officers
 of the Company and the Association as a
 group (12 persons)                                 1,397,812(3)(13)   13.2%


                                                (Footnotes on following pages)

------------

(1) For purposes of this table, pursuant to rules promulgated under the 1934 Act, an individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares.

(2) Under applicable regulations, a person is deemed to have beneficial ownership of any shares of Common Stock which may be acquired within 60 days of January 15, 1997 pursuant to the exercise of outstanding stock options. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other person or group.

(3) The IBS Financial Corp. Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the IBS Financial Corp. Employee Stock Ownership Plan ("ESOP") by an agreement between the Company and Messrs. Ochman, Auchter and Borden, who act as trustees of the plan ("Trustees"). As of January 15, 1997, 913,441 shares of Common Stock held in the Trust were unallocated and 137,638 shares had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees must vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees. Unallocated shares held in the ESOP will be voted by the ESOP Trustees in the same proportion for and against proposals to stockholders as the ESOP participants and beneficiaries actually vote shares of Common Stock allocated to their individual accounts. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by directors who serve as trustees of the ESOP and by all directors and executive officers as a group does not include the unallocated shares held by the Trust.

(4) Based on a Schedule 13D filed pursuant to the 1934 Act by Lawrence B. Seidman, Seidman and Associates, L.L.C. ("SAL"), Seidman and Associates II, L.L.C. ("SAL II"), Federal Holdings, L.L.C. ("Holdings"), Seidman
    Investment Partnership, L.P. ("SIP"), The Benchmark Company, Inc. ("TBCI"), Benchmark Partners, LP ("Partners"), Richard Whitman, Lorraine Di Paolo, Dennis Pollack, and Ernest Beier, Jr. (collectively, the "Reporting Persons"), which have formed a "group" pursuant to Rule 13d-5 under the 1934 Act. Mr. Seidman beneficially owns and has the right to vote and dispose of 2,580 shares of Common Stock owned by his retirement account, and he has sole investment discretion and voting authority with respect to 83,500 shares of Common Stock which Mr. Seidman purchased in the name of Michael J. Mandelbaum pursuant to an April 24, 1995 agreement. Mr. Seidman also claims sole investment discretion and voting authority over an additional 7,806 shares of Common Stock held by Jeffrey Greenberg (2,700 shares), Steven Greenberg (2,700 shares), Richard Baer (635 shares), Brent Wolmer (600 shares) and Sonia Seidman (1,171 shares). The Schedule 13D filed by Mr. Seidman's group indicates that these last five individuals have agreed to sell and vote their shares as directed by Mr. Seidman. In addition, Mr. Seidman, in his capacity as the President of Veteri Place Corporation, the sole general partner of SIP, which is an investment partnership, and as manager of SAL, SAL II and Holdings, companies organized to invest in securities, may be deemed to beneficially own 364,065 shares of Common Stock owned beneficially by such companies. Mr. Whitman and Ms. Di Paolo, the President and Executive Vice President, respectively, of TCBI, a broker-dealer and investment advisor, and each a general partner of Partners, an investment partnership, have sole dispositive and voting power as to 3,080 shares and 28,415 shares, respectively, of Common Stock. In addition, Mr. Whitman and Ms. DiPaolo may be deemed to have shared dispositive and voting power as to the 212,530 shares and the 125,000 shares of Common Stock held by TBCI and Partners, respectively. Messrs. Pollack and Beier own 11,375 shares and 13,000 shares, respectively, of Common Stock. The above amounts exclude shares held by relatives of Messrs. Pollack and Beier, as to which shares they disclaim beneficial ownership.

(5) Includes 19,283 unvested shares granted to each non-employee director pursuant to the Company's Recognition and Retention Plan and Trust ("Recognition Plan"), which shares may be voted by each director, and 59,063 shares (54,063 shares for Mr. Gleason) which may be acquired upon the exercise of stock options exercisable within 60 days of January 15, 1997.

(6)  Includes 27,500 shares held by Mr. Auchter's wife.

(7)  Includes 1,650 shares held by Mr. Borden's wife.

(8) Includes 935 shares held jointly with Mr. Lockhart's wife and 2,046 shares held by Mr. Lockhart's wife.

(9)  Includes 55 shares held by Mr. Lorbecki's wife.

(10) Includes 91,300 shares held jointly with Mr. Ochman's wife, 102,165 unvested shares granted to Mr. Ochman pursuant to the Company's Recognition Plan which may be voted by Mr. Ochman, 6,527 shares allocated to Mr. Ochman pursuant to the Company's ESOP, 5,500 shares held by Mr. Ochman's wife, 2,810 shares held in trust for the benefit of Mr. Ochman's grandchildren and 127,708 shares which may be acquired upon the exercise of stock options exercisable within 60 days of January 15, 1997.

(11) Includes 11,000 shares held by Mr. Stiles' wife.

(12) Includes 11,000 shares held jointly with Mr. Sharp's wife, 7,073 shares held by Mr. Sharp's wife, 40,865 unvested shares granted to Mr. Sharp pursuant to the Company's Recognition Plan which may be voted by Mr. Sharp, 6,778 shares allocated to Mr. Sharp pursuant to the Company's 51,470 shares which may be acquired upon the exercise of stock options ESOP and exercisable within 60 days of January 15, 1997.

(13) Includes 26,965 shares allocated to all executive officers as a group pursuant to the Company's ESOP, 324,427 unvested shares granted to all executive officers and directors as a group pursuant to the Company's Recognition Plan which may be voted by such persons, and 613,982 shares which may be acquired by all executive officers and directors as a group upon the exercise of stock options exercisable within 60 days of January 15, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Association's policy provides that all loans made by the Association to its directors and officers are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features. During the fiscal year ended September 30, 1996, none of the Association's directors and executive officers had aggregate loan balances in excess of $60,000, and no such individual had engaged in any transaction with the Association with a value in excess of $60,000.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IBS FINANCIAL CORP.


Date:  January 24, 1997

                                             By:  /s/ Joseph M. Ochman, Sr.
                                                  -----------------------------
                                                  Joseph M. Ochman, Sr.
                                                  Chairman of the Board,
                                                  President and Chief Executive
                                                  Officer