Form 10-K405/A
period 1996-09-30
IBS FINANCIAL CORP
filed 1997-02-13
CIK 925780

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-K/A
                                  AMENDMENT NO.2

  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1996

                                         OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934

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

                                       23

    The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.



                                                           SEPTEMBER 30,
                                --------------------------------------------------------------------
                                     1996                      1995                   1994
                                -------------------     -------------------     --------------------
                                            AVERAGE                 AVERAGE                  AVERAGE
                                AVERAGE      RATE       AVERAGE      RATE       AVERAGE       RATE
                                BALANCE      PAID       BALANCE      PAID       BALANCE       PAID
                                -------     -------     -------     -------     -------      -------
                                                      (DOLLARS IN THOUSANDS)

Passbook and club accounts      $60,561      2.84%     $ 67,810      2.94%      $76,585       2.75%
Money market                     72,798      2.90        83,482      3.09       103,982       2.83
Certificates of deposit         415,447      5.41       394,704      5.06       404,002       4.97
NOW accounts                     24,020      1.92        23,742      2.07        25,178       2.08
                               --------    ------      --------      ----      --------       ----
  Total deposits               $572,826      4.67%     $569,738      4.39%     $609,747       4.20%
                               --------    ------      --------      ----      --------       ----
                               --------    ------      --------      ----      --------       ----



         The following table sets forth the Association's net savings flows during the periods indicated.

                                      YEAR ENDED SEPTEMBER 30,
                                 -----------------------------------
                                   1996         1995         1994
                                 --------     --------     ---------
                                          (IN THOUSANDS)
    Beginning balance            $564,910     $603,080     $609,805
                                 --------     --------     --------
    Decrease before interest
     credited                     (16,562)     (59,836)     (29,105)
    Interest credited              23,018       21,666       22,380
                                 --------     --------     --------
    Net savings increase
     (decrease)                     6,456      (38,170)      (6,725)
    Ending balance               $571,366     $564,910     $603,080
                                 --------     --------     --------
                                 --------     --------     --------

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

                                              IBS FINANCIAL CORP.

Date:  February 12, 1997
                                              By: /s/ Joseph M. Ochman, Sr.
                                                  -------------------------
                                                  Joseph M. Ochman, Sr.
                                                  Chairman of the Board,
                                                   President and Chief Executive
                                                   Officer