Form 10-Q
period 1996-12-31
IBS FINANCIAL CORP
filed 1997-02-13
CIK 925780

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM  10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------

                         Commission File Number 0-24862

                              IBS FINANCIAL CORP.
                              -------------------
             (Exact name of registrant as specified in its charter)


                   New Jersey                                        22-3301933
                  -----------                                        ----------
(State of other jurisdiction of incorporation or                 (I.R.S. Employer
                 organization)                                Identification Number)

               1909 East Route 70
             Cherry Hill, New Jersey                                08003
             -----------------------                                -----
     (Address of principal executive office)                       (Zip Code)

                                 (609) 424-1000
                                 --------------
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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of January 31, 1997 there were issued and outstanding 9,830,905 shares of the Registrant's Common Stock.

                              IBS FINANCIAL CORP.

                               TABLE OF CONTENTS

PART I.          CONSOLIDATED FINANCIAL INFORMATION                                                   PAGE
-------          ------------------------------------                                               ------
Item 1.          Consolidated Financial Statements

                 Consolidated Statements of Financial Condition (As of
                      December 31, 1996 and September 30, 1996)                                       1

                 Consolidated Statements of Income (For the quarter
                      ended December 31, 1996 and 1995)                                               2

                 Consolidated Statements of Cash Flows (For the three months
                      ended December 31, 1996 and 1995)                                               3

                 Notes to Consolidated Financial Statements                                           5

Item 2.          Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                       9


PART II.         OTHER INFORMATION
--------         -----------------


Item 1.          Legal Proceedings                                                                    14
Item 2.          Changes in Securities                                                                15
Item 3.          Default Upon Senior Securities                                                       15
Item 4.          Submission of Matters to a Vote of Security Holders                                  15
Item 5.          Other Information                                                                    15
Item 6.          Exhibits and Reports on Form 8-K                                                     15



SIGNATURES                                                                                            16

IBS FINANCIAL CORP.
Consolidated Statements of Financial Condition
December 31, 1996 and September 30, 1996
(In thousands)

                                                                            December 31,  September 30,
                                                                                1996         1996
                                                                                ----         ----
ASSETS
------

Cash and cash equivalents                                               $         30,221       12,466
Securities available for sale                                                    188,360      215,331
Investments ( market value $48,031 and $26,724
       at December 31, 1996 and September 30, 1996)                               47,974       26,712
Mortgage-backed securities (market value $282,774 and
        $285,831 at December 31, 1996 and September 30, 1996)                    277,737      285,267
Loans receivable, net                                                            190,922      185,031
Accrued interest receivable:
      Loans                                                                          865          872
      Mortgage-backed securities                                                   2,591        2,682
      Investments                                                                    587          965
Real estate owned, net
Federal Home Loan Bank stock                                                       4,590        4,590
Office properties and equipment, net                                               6,989        6,084
Other assets                                                                       1,962        2,051
                                                                          ----------------------------
Total assets                                                            $        752,798      742,051
                                                                          ============================

LIABILITIES AND STOCKHOLDERS'  EQUITY
-------------------------------------

Deposits                                                                $        575,509      571,366
FHLB advances                                                                     37,912       18,792
Advances from borrowers                                                            2,148        2,218
Other liabilities                                                                  5,782        5,391

                                                                          ----------------------------
Total liabilities                                                                621,351      597,767
                                                                          ----------------------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $.01 par value, authorized 25,000,000
              shares; 11,609,723 shares issued and outstanding                       116          116
      Additional paid-in capital                                                 113,592      113,432
      Common stock acquired by ESOP and MRP                                      (10,560)     (11,097)
       Treasury stock, at cost; 1,673,818 shares and 855,256 shares              (25,280)     (12,104)
       Net unrealized gain on securities available for
               sale, net of taxes                                                  2,226        1,045
      Retained earnings                                                           51,353       52,892
                                                                          ----------------------------
Total stockholders' equity                                                       131,447      144,284
                                                                          ----------------------------
Total liabilities and stockholders' equity                              $        752,798      742,051
                                                                          ============================

IBS FINANCIAL CORP.
Consolidated Statements of Income
Quarter Ended December 31, 1996 and 1995
(in thousands, except per share data)

                                                         Quarter Ended
                                                          December 30,
                                              -----------------------------
                                                   1996            1995
                                                   ----            ----
Interest income:
       Loans                                $        3,708           2,928
       Mortgage-backed securities                    7,877           6,288
       Investments                                   1,481           3,886
                                              -----------------------------
Total interest income                               13,066          13,102
                                              -----------------------------
Interest expense:
       Deposits                                      6,772           6,843
       Borrowings                                      519               0
                                              -----------------------------
Total interest expense                               7,291           6,843
                                              -----------------------------

Net interest income                                  5,775           6,259
Provision for loan losses                               10               0
Net interest income after provision
                                              -----------------------------
         for loan losses                             5,765           6,259
                                              -----------------------------
Other operating income:
         Service fees and late charges                  90              72
         Other income                                   58              63
                                              -----------------------------
Total other operating income                           148             135
                                              -----------------------------
Operating expenses:
        Compensation and employee benefits           2,120           2,056
        Occupancy and equipment                        292             291
        Data processing                                111             105
        Federal insurance premiums                     254             320
        Advertising and promotion                      152             104
        Professional fees                              367             324
        Other                                          240             424
                                              -----------------------------
Total operating expenses                             3,536           3,624
                                              -----------------------------

Income before taxes                                  2,377           2,770
Income taxes                                           824           1,028
                                              -----------------------------

Net income                                  $        1,553           1,742
                                              =============================

Earnings per share                          $         0.16            0.16
                                              =============================

Average shares and equivalents outstanding           9,612          10,869
                                              =============================

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows
Quarter Ended December 31, 1996 and 1995

(In thousands)                                                    Quarter Ended
                                                                   December 31,
                                                            -------------------------
                                                              1996          1995
                                                              ----          ----
OPERATING ACTIVITIES:
Net income                                                $      1,553         1,742
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                             99           101
          Provision for loan losses                                 10             0
           Market adjustment on ESOP                               160            15
           MRP earned                                              301           291
          Changes in assets and liabilities that pro-
                provided (used) cash:
                     Accrued interest receivable                   476           564
                     Other assets                                   89          (262)
                     Other liabilities                          (2,654)        1,165
                                                            -------------------------
Net cash provided by operating activities                           34         3,616
                                                            -------------------------
INVESTING ACTIVITIES:
Principal repayments of:
    Loans                                                        5,716         5,405
    Mortgage-backed securities                                  14,286        18,239
Purchases of:
    Investments                                               (179,100)     (125,500)
    Mortgage-backed securities                                       0       (25,987)
Proceeds from maturity of investments                          179,878       127,603
Loans originated or acquired                                   (11,617)       (7,750)
Loans sold                                                           0           282
Proceeds from sale of REO                                            0           (23)
Property and equipment acquired                                 (1,004)          (36)
                                                            -------------------------
Net cash provided by (used) in investing activities              8,159        (7,767)
                                                            -------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                              4,143        11,343
Increase (decrease) in advances from borrowers                     (70)           24
FHLB advances                                                   20,000             0
FHLB repayments                                                   (880)            0
Cash dividends paid                                               (691)         (547)
Payments on ESOP debt, net                                         236           208
Treasury stock acquired                                        (13,176)       (8,857)
                                                            -------------------------
Net cash provided by financing activities                        9,562         2,171
                                                            -------------------------
INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                         $     17,755        (1,980)

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows, Continued
(In thousands)


                                                                  Quarter Ended
                                                                   December 31,
                                                            -------------------------
                                                              1996            1995
                                                              ----            ----
CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                $     12,466        12,542
                                                            -------------------------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                     $     30,221        10,562
                                                            -------------------------

SUPPLEMENTAL DISCLOSURES:
         Cash paid out for:
               Interest expense                           $      7,128         6,834
                                                            =========================
               Income taxes                               $          0             0
                                                            =========================

NON-CASH TRANSFERS FROM LOANS TO
         REAL ESTATE OWNED                                $      -                23
                                                            =========================

IBS FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Association's Annual Report for the period ended September 30, 1996. The results for the quarter ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1997.

BUSINESS

IBS Financial Corp.'s (the "Company") principal subsidiary, Inter-Boro Savings and Loan Association (the "Association"), is a New Jersey state chartered stock savings and loan association conducting business from its branch system located in Camden, Burlington and Gloucester counties, New Jersey. The Association is subject to competition from other financial institutions and other companies which provide financial services. The Company and the Association are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries including the Association. All significant intercompany transactions have been eliminated in consolidation. Additionally, certain reclassifications have been made in order to conform with the current year's presentation. The accompanying unaudited consolidated financial statements have been prepared using the accrual basis of accounting.

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

In exchange for 50% of the net Conversion proceeds ($56.6 million), the Company acquired 100% of the stock of the Association and retained 50% of the net Conversion proceeds ($56.6 million).

(3)      COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. The Company purchased 1,021,654 shares of common stock on behalf of the ESOP in the Conversion. At December 31, 1996, 103,992 shares of the total ESOP shares were committed to be released with 142,408 shares allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of compensation expense, which will be recognized over a ten year vesting period, to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. The Company recorded compensation and employee benefit expense related to the ESOP of $550,125 and $232,190 for the quarters ended December 31, 1996 and 1995, respectively.

(4)      RECOGNITION AND RETENTION PLAN TRUST

At the Company's Annual Meeting of Stockholders held on January 19, 1995, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. In order to fund the RRP, the RRP purchased 510,827 shares in the open market at an aggregate cost of $6,085,000. As of December 31, 1996, 499,330 shares available under the RRP had been awarded to the Company's Board of Directors and the Association's executive officers and other key employees.

At December 31, 1996, the deferred cost of the unearned RRP shares amounted to $3,719,000 and is recorded as a charge against stockholders' equity. Compensation expense will be recognized over the five year vesting period for shares awarded. The Company recorded compensation and employee benefit expense related to the RRP of $300,909 and $290,565 for the quarters ended December 31, 1996 and 1995, respectively. RRP charges began to be recorded in the quarter ended June 30, 1995 when the RRP shares were purchased after receiving required stockholder and regulatory approval.

(5)      STOCK OPTION PLAN

The 1995 Stock Option Plan (the "Plan") was approved by the Company's stockholders at the Annual Meeting on January 19, 1995. A total of 1,277,069 shares have been reserved for issuance by the Plan. Through December 31, 1996, an aggregate of 1,175,147 stock options have been granted to the Company's directors, and the Association's executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan.

(6)      LOANS RECEIVABLE

Loans receivable at December 31, 1996 and September 30, 1996 consisted of the following (in thousands):


                                                   December 31,          September 30,
                                                       1996                  1996
                                                       ----                  ----
 Real estate loans:

    Mortgage loans ( 1-4 residential)          $      166,983              164,717
    Construction loans                                  1,096                1,256

    Loans on savings accounts                           2,473                2,472

    Commercial real estate loans                       23,173               19,548
    Consumer loans                                        900                  813
                                                 ----------------------------------
       Total                                          194,625              188,806

 Less:
    Deferred loan fees                                (1,666)              (1,572)

    Allowance for loan losses                         (1,034)              (1,024)
    Loans in process                                  (1,003)              (1,179)
                                                 ----------------------------------
       Total                                   $      190,922              185,031
                                                 ==================================

Changes in the allowance for loan losses were as follows (in thousands):

                                              Quarter Ended             Year Ended
                                             December 31, 1996       September 30, 1996
                                            ---------------------------------------------
 Balance, beginning of period           $                   1,024                      994
 Provision for loan losses                                     10                       30
 Charge-offs                                                    0                        0
 Recoveries                                                     0                        0
                                         --------------------------------------------------
 Balance, end of period                 $                   1,034                    1,024
                                         ==================================================



(7)      DEPOSITS

The major types of savings deposits by amounts and the percentages were as follows (in thousands):

                                                December 31, 1996               September 30, 1996
                                                -----------------               ------------------
 Type of Account                              Amount       % of Total          Amount      % of Total
                                        -----------------------------     ----------------------------
 Now                                  $          25,280          4.4%    $        23,886          4.2%
 Money market deposit                            70,932         12.3%             70,023         12.2%
 Passbook and club                               57,826         10.0%             59,323         10.4%
                                        -----------------------------     ----------------------------
                                                154,038         26.7%            153,232         26.8%
 Certificates of deposit                        421,052         73.2%            417,773         73.1%
 Accrued interest on savings                        419          0.1%                361          0.1%
                                        -----------------------------     ----------------------------
 Total deposits                       $         575,509        100.0%    $       571,366        100.0%
                                        =============================     ============================



(8)      EARNINGS PER SHARE

Earnings per share amounted to $.16 for both the quarters ended December 31, 1996 and December 31, 1995, based on 9,612 and 10,869 average shares and equivalents outstanding during the respective periods. The per share amount for the prior period has been restated to reflect the 10% stock dividend paid on March 15, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's net income for the quarter ended December 31, 1996 was $1.6 million or $.16 per share compared with $1.7 million or $.16 per share for the same quarter last year. The per share amounts are based on 9,612 and 10,869 average shares and equivalents outstanding, respectively. The per share amount for the quarter ended December 31, 1995 has been restated to reflect the 10% stock dividend paid on March 16, 1996.

The decrease in earnings for the quarter ended December 31, 1995 compared to the same quarter last year was due principally to a decline in net interest income, reflecting increased interest expense and, to a lesser extent, decreased interest income. The Company's net interest margin averaged 3.16% in the recent quarter, declining from 3.53% earned for the same quarter last year.

FINANCIAL CONDITION

Total assets increased by $10.7 million or 1.5% during the first three months of fiscal 1997 from $742.1 million at September 30, 1996 to $752.8 million at December 31, 1996. Loan and mortgage-backed securities repayments, together with additional FHLB advances and deposits, were temporarily utilized to invest in cash equivalents and short-term investment securities as well as to originate additional mortgage loans and to repurchase shares of its common stock. Cash and cash equivalents and investments increased by $39.0 million or 99.6% from $39.2 million at September 30, 1996 to $78.2 million at December 31, 1996. Mortgage-backed securities held to maturity decreased by $7.5 million or 2.6% from $285.2 million at September 30, 1996 to $277.7 million at December 31, 1996, reflecting payments received during the period. Securities available for sale decreased by $26.9 million or 12.5% from $215.3 million (including investments of $48.3 million and mortgage-backed securities of $167.0 million) at September 30, 1996 to $188.4 million( including investments of $26.3 million and mortgage-backed securities of $162.1 million) at December 31, 1996. This decrease reflected both maturities of investment securities and payments received on the mortgage-backed security portfolio. Loans receivable increased by $5.9 million or 3.2% from $185.0 million at September 30, 1996 to $190.9 million at December 31, 1996, as loan originations exceeded loan repayments during the quarter ended December 31, 1996.

During the three months ended December 31, 1996, deposits increased by $4.1 million or .7% from $571.4 million at September 30,1996 to $575.5 million at December 31, 1996. Two new recently opened branches have been moderately helpful in attracting deposits. FHLB advances increased by $19.1 million or 101.8% from $18.8 million at September 30, 1996 to $37.9 million at December 31, 1996. Additional borrowings of $20 million were taken down during the quarter ended December 31, 1996. These three and five year advances with an average interest rate of 6.50% were temporarily invested in cash equivalents and will be used to fund loan originations and mortgage-backed securities. Treasury stock increased by $13.2 million or

108.9% from $12.1 million at September 30, 1996 to $25.3 million at December 31, 1996. Part of the Company's capital management plan consists of its ongoing stock buyback program. During the quarter ended December 31, 1996, the Company completed the repurchase of 818,562 shares of its common stock in the open market. At December 31, 1996, the Company had accumulated 1,673,818
shares of treasury stock.   Retained earnings decreased by $1.5 million or 2.9%
from $52.9 million at September 30, 1996 to $51.4 million at December 31, 1996. This change resulted from the net income and the dividends declared during the quarter ended December 31, 1996. Total dividends declared included the regular quarterly cash dividend of $.08 per share and a special cash dividend of $.25 per share.


RESULTS OF OPERATIONS

NET INTEREST INCOME
Net income decreased by $.2 million or 10.9% to $1.6 million for the quarter ended December 31, 1996, compared with net income of $1.7 million for the same quarter in the last fiscal year. The decrease in the quarter's results of operations was primarily attributable to a decline in net interest income, reflecting increased interest expense and, to a lesser extent, decreased interest income. The Company's net interest margin averaged 3.16% in the recent quarter, declining from the 3.53% earned for the same quarter last year.

Net interest income amounted to $5.8 million for the quarter ended December 31,1996, which represents an decrease of $.5 million or 7.7% from the $6.3 million reported for the comparable prior quarter. The decrease in net interest income for the quarter ended December 31, 1996 resulted from a decrease in the net interest rate spread of 26 basis points for the period as well as a decrease in the balances of average net interest-earning assets of $13.9 million or 10.1%.

Total interest income decreased by $36,000 or .3% for the quarter ended December 31, 1996 from $13.1 million for the comparable prior quarter to $13.1 million. This decrease resulted from both a decrease in average interest-earning assets of $23.3 million or 3.3%, principally resulting from the proceeds of maturing investments being used to purchase treasury stock, and a decrease in the yield earned on average interest-earning assets of 26 basis points from 7.40% for the quarter ended December 31, 1996 to 7.14% for the quarter ended December 31, 1995.

Total interest expense increased by $.5 million or 6.6% to $7.3 million for the quarter ended December 31, 1996 from $ 6.8 million for the comparable quarter last year.. Average interest-bearing liabilities increased by $37.2 million or 6.5% from $570.2 million at December 31, 1995 to $607.4 million at December 31, 1996. The average rate paid on interest-bearing liabilities was 4.80% for both the quarters ended December 31, 1996 and 1995, respectively.

PROVISION FOR LOAN LOSSES
The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is considered to be appropriate based upon an assessment of prior loss experience, the volume and type of lending currently being engaged in by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarter ended December 31, 1996, a $10,000 provision for loan losses was determined to be required based upon the Company's risk assessment of the loan portfolio. For the quarter ended December 31, 1995, no provision was determined to be required. The balance in the allowance for loan losses amounted to $1.0 million at September 30, 1996 and $1.0 million at December 31, 1996.

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

OTHER OPERATING INCOME
Other operating income increased by $13,000 or 9.6% from $135,000 for the quarter ended December 31, 1995 to $148,000 for the quarter ended December 31, 1996. The increase for the quarter ended December 31, 1996 was due to the additional loan fees earned during the quarter.

OPERATING EXPENSES
Operating expenses amounted to $3.5 million for the quarter ended December 31, 1996, which reflects an decrease of $88,000 or 2.4% from the comparable prior period. Decreases in other miscellaneous expenses of $184,000 and Federal insurance premium expense of $66,000 were partially offset by increases in compensation and benefits of $64,000, advertising and promotion in connection with the two new branch locations of $48,000 and $43,000 of professional fees. The decrease in other expense principally resulted from the delay in not having the Company's Annual Meeting in the first quarter of fiscal 1997 as was the case last fiscal year. The decrease in Federal deposit insurance expense represented lower interim deposit insurance premium rates during the fourth calendar quarter of 1996 compared with the same quarter last year.

INCOME TAXES
Income tax expense amounted to $824,000 for the quarter ended December 31, 1996, a decrease of $393,000 or 19.8% compared to $1,028,000 for the same quarter last fiscal year. The decrease in income tax expense for the quarter ended December 31, 1996 primarily reflects the decrease in income before income taxes as well as the recording in the December 31, 1995 quarter of an extra state tax provision at a higher tax rate reflecting additional holding company income.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, repayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, as well as funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Association manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Association invests in short-term interest earning assets which provide liquidity to meet lending requirements. The Association also uses advances from the Federal Home Loan Bank of New York as a funding source as well as having available other borrowing sources. In the event of the need for an additional source of funds, the Board of Directors of the Association has provided management with the authority to borrow up to $10 million from the Federal Reserve Bank of Philadelphia, without the need for additional Board approval. In addition, the Company's Board of Directors also provided management with the authority to borrow up to $100 million from the Federal Home Loan Bank of New York.


Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, U.S. Treasury, U.S. Government agencies and other qualified investments. On a longer-term basis, the Association maintains a strategy of investing in various mortgage-backed securities and other investment securities and lending products. During the quarter ended December 31, 1996, the Association used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan and mortgage-backed securities commitments and maintain an increasing portfolio of mortgage-backed securities. At December 31, 1996, the total approved loan commitments outstanding amounted to $2.9 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1995 totaled $244.0 million. Management of the Association believes that the Association has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Association.

The Association is required by the OTS to maintain average daily balances of liquids assets and short-term liquid assets as defined in amounts equal to 5% and 1% respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Association's average monthly liquidity ratio and short-term liquid assets for December 31, 1996 was 16.3% and 16.4%, respectively.

The Office of Thrift Supervision requires that the Association meet minimum regulatory tangible, core and risk-based capital requirements. The Association is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3% of its adjusted total assets and total capital equal to at least 8% of its risk-weighted assets. At December 31, 1996 the Association exceeded all regulatory capital requirements. At such date, the Association had tangible capital equal to 16.8% of adjusted total assets, core capital equal to 16.8% of adjusted total assets and total capital equal to 62.5% of risk-weighted assets.



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

                 In November 1995, Lawrence B. Seidman filed a complaint in the Superior Court of New Jersey, Passaic County, against the Company and its directors alleging that a letter dated November 17, 1995, sent by the Company to its shareholders in connection with the Company's solicitation of proxies for the election of directors at the Annual Meeting held December 15, 1995, contained defamatory statements about Mr. Seidman. The complaint requested an unspecified amount of damages (including punitive damages from the director defendants), interest, costs and fees, as well as an injunction prohibiting the Company from indemnifying the directors. An amended complaint was filed in January 1996, when the Court, instead of dismissing the original complaint, permitted Mr. Seidman to amend his complaint. In November 1996, the Court again allowed Mr. Seidman to amend his complaint, this time to add allegations that two other letters sent by the Company to its shareholders during the proxy contest also contained defamatory statements. On February 5, 1997, the Judge hearing the libel lawsuit filed by Lawrence B. Seidman against the Company and its directors in the Superior Court of New Jersey, Passaic County, announced that the Company's Motion for Summary Judgment has been granted. The Court held that the statements which Mr. Seidman complained about were not actionable as a matter of law. As a result, the court will enter a written order dismissing Mr. Seidman's lawsuit with prejudice. The Company has taken the position since the lawsuit was first filed by Mr. Seidman that Mr. Seidman's complaint was completely frivolous and without merit.

                 On November 12, 1996, the Company filed suit in the United States District Court for the District of New Jersey against Mr. Seidman, Richard Whitman and other members of the "IBS Financial Corp. Committee to Maximize Shareholder Value." The Company's complaint alleged that the Committee had failed to disclose all the information required by the federal securities laws and the Company's Certificate of Incorporation in the materials it had submitted in connection with the nomination of Ernest Beier, Jr. for election as a director of the Company, and in the Committee's Schedule 13D filings with the Securities and Exchange Commission. The Company sought a declaratory judgment that the Committee's filings were incomplete and inadequate, that the Company's Board properly rejected the nomination of Mr. Beier, and that the Company need not, at this time, provide a shareholder list to the Committee. The complaint also asked for an injunction against further violations of the securities laws by Messrs. Seidman and Whitman and the other members of their group, including further violations of the Securities Exchange Act of 1934 ("Exchange Act"). The Committee counterclaimed, challenging the action of the Company's Board, in July 1996, reducing the number of directors from seven to six. Subsequent to the filing of the Company's complaint, the Committee amended its Schedule 13D twice to provide certain of the information which the Company's complaint alleged was required to be previously disclosed

                 On January 23, 1997, the United States District Court rendered a decision and entered a judgment that the current filings and disclosures of Mr. Seidman's group are adequate. The court's opinion stated that "(a)n amendment which cures a violation of the Exchange Act moots a claim that arises from the failure to file a proper Schedule 13D". The court held that the additional Schedule 13D amendments filed by Mr. Seidman's group after the litigation was commenced mooted the Company's claims regarding the deficient disclosures initially provided by Mr. Seidman's group, and the court declined to enforce the time deadlines in the Company's Certificate of Incorporation.
In addition, the court set aside the reduction in the size of the Board.

                 On January 31, 1997, IBS Financial Corp. filed a notice of appeal of the district court judge's decision rendered on January 23, 1997.
The appeal will be considered by the United States Court of Appeals for the Third Circuit, and the Company has requested that the Third Circuit Court of Appeals review the appeal on an expedited basis. On February 5, 1997, Mr. Seidman filed a complaint in the Superior Court of New Jersey Chancery
Division: Passaic County asking the court to direct the Company to set a date for its annual meeting. The Company's Board of Directors intends to hold the annual meeting as soon as practicable, but believes that it is appropriate to wait a reasonable period of time for the Court of Appeals decision. The Company requested Mr. Seidman to join in the motion that the appeal be expedited, but on February 7, 1997 Mr. Seidman's counsel filed an affidavit and a brief opposing the motion to expedite the appeal.


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




                                        IBS FINANCIAL CORP.


Date: February 12, 1997                         By: /s/ Joseph M. Ochman, Sr.
                                                    ------------------------
                                            Joseph M. Ochman, Sr.
                                            Chairman, President and
                                            Chief Executive Officer




Date: February 12, 1997                         By: /s/ Richard G. Sharp
                                                    --------------------
                                             Richard G. Sharp
                                             Executive Vice President and
                                             Chief Financial Officer



Date: February 12, 1997                         By:/s/ Matthew J. Kennedy
                                                   ----------------------
                                             Matthew J. Kennedy
                                             Executive Vice President and
                                             Treasurer