Form 10-Q
period 1997-03-31
IBS FINANCIAL CORP
filed 1997-05-08
CIK 925780

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM  10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -------------

                         Commission File Number 0-24862

                              IBS FINANCIAL CORP.
                              -------------------
             (Exact name of registrant as specified in its charter)

                  New Jersey                                                22-3301933
                 -----------                                                ----------
(State or other jurisdiction of incorporation or                              (I.R.S. Employer
                 organization)                                          Identification Number)

            1909 East Route 70
         Cherry Hill, New Jersey                                             08003
         -----------------------                                             -----
(Address of principal executive office)                                   (Zip Code)

                                 (609) 424-1000
                                 --------------
              (Registrant's telephone number, including area code)


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ---      ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of May 6, 1997 there were issued and outstanding 11,012,246 shares of the Registrant's Common Stock, after adjustment for the 15% stock dividend paid on May 6, 1997.

                              IBS FINANCIAL CORP.

                               TABLE OF CONTENTS

PART I.         CONSOLIDATED FINANCIAL INFORMATION                                                  PAGE
-------         ------------------------------------                                               ------

Item 1.         Consolidated Financial Statements

                Consolidated Statements of Financial Condition (As of
                     March 31, 1997 and September 30, 1996)                                          1

                Consolidated Statements of Income (For the quarter
                     ended March 31, 1997 and 1996)                                                  2

                Consolidated Statements of Income (For the six months
                     ended March 31, 1997 and 1996)                                                  3

                Consolidated Statements of Cash Flows (For the six months
                     ended March 31, 1997 and 1996)                                                  4

                Notes to Consolidated Financial Statements                                           6

Item 2.         Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                                      10

PART II.        OTHER INFORMATION
--------        -----------------

Item 1.         Legal Proceedings                                                                   16
Item 2.         Changes in Securities                                                               18
Item 3.         Defaults Upon Senior Securities                                                     18
Item 4.         Submission of Matters to a Vote of Security Holders                                 18
Item 5.         Other Information                                                                   18
Item 6.         Exhibits and Reports on Form 8-K                                                    18

SIGNATURES                                                                                          19

IBS FINANCIAL CORP.
Consolidated Statements of Financial Condition
March 31, 1997 and September 30, 1996
(In thousands)

                                                                             March 31,    September 30,
                                                                                  1997            1996
                                                                                  ----            ----
ASSETS
------
Cash and cash equivalents                                               $       16,841          12,466
Securities available for sale                                                  174,760         215,331
Investments (market value $25,999 and $26,724
       at March 31, 1997 and September 30, 1996)                                25,997          26,712
Mortgage-backed securities (market value $305,202 and
        $285,831 at March 31, 1997 and September 30, 1996)                     304,559         285,267
Loans receivable, net                                                          198,670         185,031
Accrued interest receivable:
      Loans                                                                        933             872
      Mortgage-backed securities                                                 2,704           2,682
      Investments                                                                  417             965
Real estate owned, net                                                           -               -
Federal Home Loan Bank stock                                                     6,075           4,590
Office properties and equipment, net                                             6,930           6,084
Other assets                                                                     2,141           2,051

                                                                         ------------------------------
Total assets                                                            $      740,027         742,051
                                                                         ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Deposits                                                                $      570,744         571,366
FHLB advances                                                                   36,732          18,792
Advances from borrowers                                                          2,232           2,218
Other liabilities                                                                4,262           5,391

                                                                         ------------------------------
Total liabilities                                                              613,970         597,767
                                                                         ------------------------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $.01 par value, authorized 25,000,000
              shares; 11,609,723 shares issued and outstanding                     116             116
      Additional paid-in capital                                               113,437         113,432
       Common stock acquired by ESOP and RRP                                   (10,006)        (11,097)
      Treasury stock, at cost; 2,033,857 shares and 855,256 shares             (31,184)        (12,104)
       Net unrealized gain on securities available for
               sale, net of taxes                                                1,486           1,045
      Retained earnings                                                         52,208          52,892

                                                                         ------------------------------
Total stockholders' equity                                                     126,057         144,284
                                                                         ------------------------------

Total liabilities and stockholders' equity                              $      740,027         742,051
                                                                         ==============================


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Income
Quarter Ended March 31, 1997 and 1996
(in thousands, except per share data)

                                                            Quarters Ended
                                                               March 31,
                                                      ----------------------
                                                           1997        1996
                                                           ----        ----
Interest income:
       Loans                                         $    3,770       2,973
       Mortgage-backed securities                         7,737       6,389
       Investments                                        1,323       3,485
                                                      ----------------------
Total interest income                                    12,830      12,847
                                                      ----------------------
Interest expense:
       Deposits                                           6,642       6,669
       Borrowings                                           582          81
                                                      ----------------------
Total interest expense                                    7,224       6,750
                                                      ----------------------

Net interest income                                       5,606       6,097
Provision for loan losses                                    10          10
                                                      ----------------------
Net interest income after provision
         for loan losses                                  5,596       6,087
                                                      ----------------------
Other operating income:
         Service fees and late charges                       90          79
         Other income                                        72          75
                                                      ----------------------
Total other operating income                                162         154
                                                      ----------------------
Operating expenses:
        Compensation and employee benefits                2,381       2,120
        Occupancy and equipment                             288         316
        Data processing                                     124         118
        Federal insurance premiums                           92         322
        Advertising and promotion                           169         113
        Professional fees                                   300          80
        Other                                               322         230
                                                      ----------------------
Total operating expenses                                  3,676       3,299
                                                      ----------------------

Income before taxes                                       2,082       2,942
Income taxes                                                723       1,133
                                                      ----------------------

Net income                                           $    1,359       1,809
                                                      ======================

Earnings per share                                   $     0.13        0.15
                                                      ======================

Average shares and equivalents outstanding               10,497      12,250
                                                      ======================


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Income
Six Months Ended September 30, 1997 and 1996
(in thousands, except per share data)

                                                           Six Months Ennded
                                                               March 31,
                                                       ----------------------
                                                            1997        1996
                                                            ----        ----
Interest income:
       Loans                                          $    7,478       5,901
       Mortgage-backed securities                         15,614      12,677
       Investments                                         2,804       7,371
                                                       ----------------------
Total interest income                                     25,896      25,949
                                                       ----------------------
Interest expense:
       Deposits                                           13,414      13,512
       Borrowings                                          1,101          81
                                                       ----------------------
Total interest expense                                    14,515      13,593
                                                       ----------------------

Net interest income                                       11,381      12,356
Provision for loan losses                                     20          10
                                                       ----------------------
Net interest income after provision
         for loan losses                                  11,361      12,346
                                                       ----------------------
Other operating income:
         Service fees and late charges                       180         151
         Other income                                        130         138
                                                       ----------------------
Total other operating income                                 310         289
                                                       ----------------------
Operating expenses:
        Compensation and employee benefits                 4,501       4,176
        Occupancy and equipment                              580         607
        Data processing                                      235         223
        Federal insurance premiums                           346         642
        Advertising and promotion                            321         217
        Professional fees                                    667         404
        Other                                                562         654
                                                       ----------------------
Total operating expenses                                   7,212       6,923
                                                       ----------------------

Income before taxes                                        4,459       5,712
Income taxes                                               1,547       2,161
                                                       ----------------------

Net income                                            $    2,912       3,551
                                                       ======================

Earnings per share                                    $     0.27        0.29
                                                       ======================

Average shares and equivalents outstanding                10,786      12,396
                                                       ======================


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows
Six Months Ended March 31, 1997 and 1996

(In thousands)                                                       Six Months Ended
                                                                        March, 31
                                                                    1997         1996
                                                                    ----         ----
OPERATING ACTIVITIES:
Net income                                                    $    2,912        3,551
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                              192          193
          Provision for loan losses                                   20           10
           Market adjustment on ESOP                                 359          143
           RRP earned                                                604          592
          Changes in assets and liabilities that pro-
                provided (used) cash:
                     Accrued interest receivable                     465        1,588
                     Other assets                                    (90)        (305)
                     Other liabilities                            (1,321)         (34)
                                                               -----------------------
Net cash provided by operating activities                          3,141        5,738
                                                               -----------------------
INVESTING ACTIVITIES:
Principal repayments of:
    Loans                                                         10,248       10,676
    Mortgage-backed securities                                    29,961       39,151
Purchases of:
     Investments                                                (217,318)    (218,808)
     Mortgage-backed securities                                  (34,972)    (122,119)
Proceeds from maturity of investments                            244,956      285,972
Loans originated or acquired                                     (23,907)     (23,996)
Loans sold                                                             0        4,045
FHLB stock redeemed (purchased)                                   (1,485)        (918)
Proceeds from sale of REO                                              0          (57)
Property and equipment acquired                                   (1,038)         (45)
                                                               -----------------------
Net cash provided by (used in) investing activities                6,445      (26,099)
                                                               -----------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                 (622)      12,167
Increase (decrease) in advances from borrowers                        14          103
FHLB advances                                                     20,000       20,000
FHLB repayments                                                   (2,060)           0
Cash dividends paid                                               (3,596)      (1,186)
Payments on ESOP debt, net                                           487          445
Treasury stock acquired                                          (20,001)     (10,485)
Stock options exercised                                              567            0
                                                               -----------------------
Net cash provided by (used in) financing activities               (5,211)      21,044
                                                               -----------------------
INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                  4,375          683


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows, Continued
(In thousands)





CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                        12,466       12,542
                                                               -----------------------

CASH AND CASH EQUIVALENTS,
        END OF PERIOD                                         $   16,841       13,225
                                                               =======================

SUPPLEMENTAL DISCLOSURES:
         Cash paid out for:
               Interest expense                               $   14,388       13,538
                                                               =======================
               Income taxes                                   $        0        1,564
                                                               =======================

NON-CASH TRANSFERS FROM LOANS TO
         REAL ESTATE OWNED                                    $        0           69
                                                               =======================





See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.

Notes to Consolidated Financial Statements

(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report of IBS Financial Corp. (the "Company") for the fiscal year ended September 30, 1996. The results for the quarter and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. Share and per share data presented herein reflect the effects of the 15% stock dividend paid on May 6, 1997.

BUSINESS

The Company's principal subsidiary, Inter-Boro Savings and Loan Association (the "Association"), is a New Jersey state chartered stock savings and loan association conducting business from its branch system located in Camden, Burlington and Gloucester counties, New Jersey. The Association is subject to competition from other financial institutions and other companies which provide financial services. The Company and the Association are subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

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

(3)      COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. All share amounts herein include the effect of the 15% stock dividend paid on May 6, 1997. The Company purchased 1,174,902 shares of common stock on behalf of the ESOP in the Conversion. At March 31, 1997, 149,448 shares of the total ESOP shares were committed to be released with 163,769 shares allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of compensation expense, which will be recognized over a ten year vesting period, to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. The Company recorded compensation and employee benefit expense related to the ESOP of $741,000 and $1,365,000 for the quarter and six months ended March 31, 1997, respectively.

(4)      RECOGNITION AND RETENTION PLAN TRUST

At the Company's Annual Meeting of Stockholders held on January 19, 1995, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. The share amounts herein include the effects of the 15% stock dividend paid on May 6, 1997. In order to fund the RRP, the RRP purchased 587,451 shares in the open market at an aggregate cost of $6,085,000. As of March 31, 1997, all available shares under the RRP had been awarded to the Company's Board of Directors and the Association's executive officers and other key employees.

At March 31, 1997, the deferred cost of the unearned RRP shares amounted to $3,416,000 and is recorded as a charge against stockholders' equity. Compensation expense is being recognized over the five year vesting period for shares awarded. The Company recorded compensation and employee benefit expense related to the RRP of $301,000 and $604,000 for the quarter and six months ended March 31, 1997, respectively. RRP charges began to be recorded in the quarter ended June 30, 1995 when the RRP shares were purchased after receiving required stockholder and regulatory approval.

(5)      STOCK OPTION PLAN

The 1995 Stock Option Plan (the "Plan") was approved by the Company's
stockholders at the Annual Meeting on January 19, 1995.   The share amounts
herein include the effects of the 15% stock dividend paid on May 6, 1997. At March 31, 1997, an aggregate of 1,284,573 stock options were outstanding and 106,285 stock options were reserved for future issuance under the Plan. Stock options were granted to directors, executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan.

(6) LOANS RECEIVABLE

Loans receivable at March 31, 1997 and September 30, 1996 consisted of the following (in thousands):


                                                        March 31,        September 30,
                                                          1997               1996
                                                          ----               ----
 Real estate loans:
    Mortgage loans ( 1-4 residential)           $              172,512              164,717
    Construction loans                                           1,096                1,256
    Loans on savings accounts                                    2,559                2,472
    Commercial real estate loans                                25,253               19,548
    Consumer loans                                                 852                  813
                                                 ------------------------------------------
       Total                                                   202,272              188,806

 Less:
    Deferred loan fees                                         (1,726)              (1,572)
    Allowance for loan losses                                  (1,044)              (1,024)
    Loans in process                                             (832)              (1,179)
                                                 ------------------------------------------
       Total                                    $              198,670              185,031
                                                 ==========================================

Changes in the allowance for loan losses were as follows (in thousands):

                                                 Six Months             Year Ended
                                                March 31, 1997      September 30, 1996
                                           --------------------------------------------
 Balance, beginning of period            $           1,024                    994
 Provision for loan losses                             20                      30
 Charge-offs                                           0                       0
 Recoveries                                            0                       0
                                           --------------------------------------------
 Balance, end of period                  $           1,044                   1,024
                                           ============================================



The provision for loan losses charged to expense is based upon loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of March 31, 1997, 100% of the impaired loan balance was measured for impairment based upon the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. SFAS 114 and 118 do not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At March 31, 1997 and 1996, the Company's impaired loans consisted of smaller balance residential mortgage loans.

Nonaccrual loans for which interest has been fully reserved totaled approximately $1,104,000 at March 31, 1997.

(7)      DEPOSITS

The major types of savings deposits by amounts and the percentages were as follows (in thousands):

                                                    March 31, 1997                 September 30, 1996
                                                    --------------                 ------------------
 Type of Account                                Amount       % of Total           Amount      % of Total
 ---------------                         ------------------------------    -----------------------------
 NOW                                    $          25,035          4.4%   $        23,886           4.2%
 Money market deposit                              69,294         12.1%            70,023          12.2%
 Passbook and club                                 58,827         10.3%            59,323          10.4%
                                         ------------------------------    -----------------------------
                                                  153,156         26.8%           153,232          26.8%
 Certificates of deposit                          417,198         73.1%           417,773          73.1%
 Accrued interest on savings                          390          0.1%               361           0.1%
                                         ------------------------------    -----------------------------
 Total deposits                         $         570,744        100.0%   $       571,366         100.0%
                                         ==============================    =============================




(8)      EARNINGS PER SHARE

Earnings per share amounted to $.13 for the quarter ended March 31, 1997 compared to $.15 per share for the same quarter last year. For the six months ended March 31, 1997, earnings per share amounted to $.27 compared with $.29 per share for the same six months last year. Per share amounts for prior periods have been restated to reflect the 15% stock dividend declared on March 21, 1997 and paid on May 6, 1997 to stockholders of record at the close of business on April 21, 1997.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company's net income for the quarter ended March 31, 1997 was $1.4 million or $.13 per share compared with $1.8 million or $.15 per share for the same quarter last year. For the six months ended March 31, 1997, net income amounted to $2.9 million or $.27 per share compared with $3.6 million or $.29 per share for the same six months last year. Per share amounts for prior periods have been restated to reflect the 15% stock dividend declared on March 21, 1997 and paid on May 6, 1997 to stockholders of record on April 21, 1997.

The decrease in earnings for the quarter and six months ended March 31, 1997 compared to the same periods last year was due principally to a decline in net interest income, reflecting increased interest expense. In addition, increased operating expenses over the prior comparable periods were also a contributing factor to the earnings declines. These factors were partially offset by reduced income tax provisions. The Company's net interest margin averaged 3.10% and 3.13% in the recent quarter and six months ended March 31, 1997, declining from 3.40% and 3.47% earned for the same periods last fiscal year, respectively.

FINANCIAL CONDITION

Total assets decreased by $2.1 million or .3% during the first six months of fiscal 1997 from $742.1 million at September 30, 1996 to $740.0 million at March 31, 1997. Loan and mortgage-backed securities repayments, together with additional FHLB advances, were used to invest in mortgage-backed securities and cash equivalents as well as to originate additional mortgage loans and to repurchase shares of the Company's common stock. Cash and cash equivalents increased by $4.3 million or 35.1% from $12.5 million at September 30, 1996 to $16.8 million at March 31, 1997. Mortgage-backed securities held to maturity increased by $19.3 million or 6.8% from $285.3 million at September 30, 1996 to $304.6 million at March 31, 1997, reflecting additional purchases in excess of payments received during the period. Securities available for sale decreased by $40.5 million or 18.9% from $215.3 million (including investments of $48.3 million and mortgage-backed securities of $167.0 million) at September 30, 1996 to $174.8 million (including investments of $21.3 million and mortgage-backed securities of $153.5 million) at March 31, 1997. This decrease reflected both maturities of investment securities and payments received on the mortgage-backed security portfolio. Loans receivable increased by $13.7 million or 7.4% from $185.0 million at September 30, 1996 to $198.7 million at March 31, 1997, as loan originations exceeded loan repayments during the six month period ended March 31, 1997.

During the six months ended March 31, 1997, deposits decreased by $.7 million or .1% from $571.4 million at September 30,1996 to $570.7 million at March 31, 1997, principally reflecting payment of the terminated defined benefit pension plan to participants. Two new recently opened branches have been modestly helpful in attracting deposits. FHLB advances increased by $17.9 million or 95.5% from $18.8 million at September 30, 1996 to $36.7 million at March 31, 1997. Additional borrowings of $20 million were taken down during the quarter ended December 31, 1996. These three and five year advances with an average interest rate of 6.50% were used generally to fund loan originations and mortgage-backed securities. Treasury stock increased by $19.1 million or 157.6% from $12.1 million at September 30, 1996 to $31.2 million at March 31, 1997. Part of the Company's capital management plan consists of its ongoing stock buyback program. During the six months ended March 31, 1997, the Company completed the repurchase of 1,238,766 shares of its common stock in the open market and reissued 60,165 shares in connection with the exercise of stock options. At March 31, 1997, the Company had accumulated 2,033,857 shares of treasury stock. Retained earnings decreased by $.7 million or 1.2% from $52.9 million at September 30, 1996 to $52.2 million at March 31, 1997. This change resulted from the net income and the dividends declared during the six months ended

March 31, 1997. Total dividends declared included the two regular quarterly cash dividends of $.08 per share each and a special cash dividend of $.25 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME
Net income decreased by $.4 million or 24.9% to $1.4 million for the quarter ended March 31, 1997, compared with net income of $1.8 million for the same quarter in the last fiscal year. For the six months ended March 31, 1997, net income decreased by $.7 million or 18.0 % to $2.9 million, compared with net income of $3.6 million for the six months ended March 31, 1996. The decrease in both the quarter and six months results of operations was primarily attributable to reductions in net interest income, reflecting increased interest expense. In addition, increased operating expenses over the prior comparable periods were also a contributing factor to the earnings declines. These factors were partially offset by reduced income tax provisions.

Net interest income amounted to $5.6 million for the quarter ended March 31,1997, which represents a decrease of $.5 million or 8.1% from the $6.1 million reported for the comparable prior quarter. For the six months ended March 31, 1997, net interest income decreased by $1.1 million or 8.0% to $11.4 million from $12.3 million for the six months last fiscal year. The decrease in net interest income for the quarter ended March 31, 1997 resulted from a decrease in the net interest rate spread of 16 basis points for the period as well as a decrease in the balance of average net interest-earning assets of $23.5 million or 17.2%, principally reflecting significant treasury stock purchases during the period. The decrease in net interest income for the six months ended March 31, 1997 resulted from a decrease in the net interest rate spread of 20 basis points and a decrease in the balance of average net interest-earning assets of $18.9 million or 13.7%, again reflecting the significant treasury stock purchases during the period.

Total interest income amounted to $12.8 million for the quarter ended March 31, 1997, remaining at the same $12.8 million level as the comparable prior quarter. For the six months ended March 31, 1997, total interest income amounted to $25.9 million, again remaining at the same $25.9 million level as the comparable prior six month period. Average interest-earning assets increased by $7.0 million or 1.0% to $723.9 million for the quarter ended March 31, 1997, compared to the same quarter last year and increased by $14.4 million or 2.0% to $727.5 million for the six months ended March 31, 1997 compared to the same six month period last year. However, the yield earned on average interest-earning assets decreased by 8 basis points to 7.09% for the quarter ended March 31, 1997 and decreased by 16 basis points to 7.12% for the six months ended March 31, 1997.

Total interest expense increased by $.4 million or 7.0% to $7.2 million for the quarter ended March 31, 1997 from $ 6.8 million for the comparable quarter last year. For the six months ended March 31, 1997, total interest expense increased by $.9 million or 6.8% to $14.5 million from $13.6 million for the same six month period last year. Average interest-bearing liabilities increased by $30.5 million or 5.3% to $610.9 million for the quarter ended March 31, 1997 from $580.4 million for the comparable quarter last fiscal year, principally reflecting additional FHLB advances. For the six months ended March 31, 1997, average interest-bearing liabilities increased by $33.4 million or 5.8% to $608.5 million from $575.1 million for the same six month period last year, principally reflecting additional FHLB advances. In addition, the average rate paid on interest-bearing liabilities increased by 8 basis points to 4.73% for the quarter ended March 31, 1997, while the average rate paid on interest-bearing liabilities increased by 4 basis points to 4.77% for the six months ended March 31, 1997.

PROVISION FOR LOAN LOSSES
The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is considered to be appropriate based upon an assessment of prior loss experience, the volume and type of lending currently being engaged in by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarters ended March 31, 1997 and 1996, the same $10,000 provisions for loan losses were determined to be required based upon the Company's risk assessment of the loan portfolio. For the six months ended March 31, 1997, $20,000 was determined to be required, compared to $10,000 for the comparable six months last year. The allowance for loan losses amounted to $1,044,000 at March 31, 1997.

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

OTHER OPERATING INCOME
Other operating income amounted to $162,000 for the quarter ended March 31, 1997, an increase of $8,000 or 5.2% over the comparable quarter last year. For the six months ended March 31, 1997, other operating income increased by $21,000 or 7.3% to $310,000 from $289,000 for the six months ended March 31, 1996. The increases for both the quarter and six months ended March 31, 1997 were chiefly due to additional loan fees earned.

OPERATING EXPENSES
Operating expenses amounted to $3.7 million and $7.2 million for the quarter and six months ended March 31, 1997, which reflect increases of $377,000 or 11.4% and $289,000 or 4.2% from the comparable prior periods, respectively. The increases for both the quarter and six months ended March 31, 1997 principally reflected increased legal fees arising from litigation involving dissident stockholders, increased compensation and benefits, particularly the cost of the Company's recognition and retention plan and ESOP plan, and increased advertising expense chiefly to promote the two new branch offices, which items were only partially offset by reduced deposit insurance premium expense.

INCOME TAXES
Income tax expense amounted to $.7 million for the quarter ended March 31, 1997, a decrease of $.4 million or 36.2% compared to $1.1 million for the same quarter last fiscal year. For the six months ended March 31, 1997, income tax amounted to $1.5 million, a decrease of $.7 million or 28.4% compared to $2.2 million for the same six months last year. The decrease in income tax expense for both the quarter and six months ended March 31, 1997 primarily reflects the decrease in income before income taxes for the related periods.
In addition, an increased state tax provision at a higher rate reflecting additional holding company income was recorded during the quarter and six months ended March 31, 1996.


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


Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, U.S. Treasury, U.S. Government agencies and other qualified investments. On a longer-term basis, the Association maintains a strategy of investing in various mortgage-backed securities and other investment securities and lending products. During the quarter ended March 31, 1997, the Association used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan and mortgage-backed securities commitments and maintain an increasing portfolio of mortgage-backed securities. At March 31, 1997, the total approved loan and mortgage-backed securities commitments outstanding amounted to $50.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1997 totaled $257.0 million. Management of the Association believes that the Association has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Association.

The Association is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets as defined in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Association's average monthly liquidity ratio and short-term liquid assets for March 31, 1997 was 12.8% and 10.6%, respectively.

The Office of Thrift Supervision requires that the Association meet minimum
regulatory tangible, core and risk-based capital requirements.   The
Association is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3% of its adjusted total assets and total capital equal to at least 8% of its risk-weighted assets. At March 31, 1997, the Association exceeded all regulatory capital requirements. At such date, the Association had tangible capital equal to 16.6% of adjusted total assets, core capital equal to 16.6% of adjusted total assets and total capital equal to 60.1% of risk-weighted assets.


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

Unlike most industrial companies, substantially all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, since such prices are affected by inflation to a larger extent than interest rates. In the current interest rate environment, liquidity and the maturity structure of the Association's assets and liabilities are critical to the maintenance of acceptable performance levels.


RECENT ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which establishes standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Restatement of all prior-period earnings per share data presented is required. Management of the Company has not completed an analysis of the effects this pronouncement will have on its results of operations or financial position.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no material legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject, except as described below.

         In November 1995, Lawrence B. Seidman filed a complaint in the Superior Court of New Jersey, Passaic County, against the Company and its directors alleging that a letter dated November 17, 1995, sent by the Company to its shareholders in connection with the Company's solicitation of proxies for the election of directors at the Annual Meeting held December 15, 1995, contained defamatory statements about Mr. Seidman. The complaint requested an unspecified amount of damages (including punitive damages from the director defendants), interest, costs and fees, as well as an injunction prohibiting the Company from indemnifying the directors. An amended complaint was filed in January 1996, when the Court, instead of dismissing the original complaint, permitted Mr. Seidman to amend his complaint. In October 1996, the Court again allowed Mr. Seidman to amend his complaint, this time to add allegations that two other letters sent by the Company to its shareholders during the proxy contest also contained defamatory statements. On February 11, 1997, the Court entered a summary judgment in favor of the Company and its directors, finding that "the allegedly libelous statements are not actionable as a matter of law."

         On November 12, 1996, the Company filed suit in the United States District Court for the District of New Jersey against Mr. Seidman, Richard Whitman and other members of the "IBS Financial Corp. Committee to Maximize Shareholder Value." The Company's complaint alleged that the Committee had failed to disclose all the information required by the federal securities laws and the Company's Certificate of Incorporation in the materials the Committee had submitted in connection with the nomination of Ernest Beier, Jr. for election as a director of the Company, and in the Committee's Schedule 13D filings with the Securities and Exchange Commission. The Company sought a declaratory judgment that the Committee's filings were incomplete and inadequate, that the Company's Board could reject the nomination of Mr. Beier, and that the Company need not, at that time, provide a shareholder list to the Committee. The complaint also asked for an injunction against further violations of the securities laws by Messrs. Seidman and Whitman and the other members of their group. Some members of the Committee counterclaimed, challenging the action of the Company's Board, in July 1996, reducing the number of directors from seven to six.

         A mere six days after the Company's lawsuit was filed, Mr. Seidman's group amended its Schedule 13D to disclose for the first time an 18 month old agreement involving 83,500 shares of the Company's Common Stock. The amended
Schedule 13D also corrected some, but not all, of the deficiencies noted in the Company's lawsuit. For example, certain members of the Committee are limited liability companies or limited partnerships; the Committee did not disclose, in its amended Schedule 13D, the names of the investors in those limited liability entities, nor did it attach the limited partnership and operating agreements.

         After a preliminary litigation conference, Mr. Seidman's group further amended its Schedule 13D to disclose publicly for the first time various limited partnership and operating agreements, to disclose for the first time the identities of the persons or entities who had invested in the four members of the group formed directly or indirectly by Mr. Seidman, and to disclose for the first time the identities of five individuals who had entered into agreements with Mr. Seidman regarding the voting of their shares.

         As a result of the expedited discovery conducted by the Company and the amended Schedule 13Ds filed by the Seidman group, the Company discovered that Seidcal Associates, L.L.C. ("Seidcal") owns 71.4% of Seidman and Associates, L.L.C. ("SAL") and 75.0% of Seidman and Associates II, L.L.C. ("SAL II"). The Company also discovered that Charisma Partners, L.P. ("Partners") owns 54.5% of Federal Holdings L.L.C. ("Holdings"), that 8th Floor Realty Corp. ("Realty Corp.") is the sole general partner of Partners, and that Kevin Moore is a Vice President of Realty Corp., the organizer of Holdings and the Administrative Manager of Holdings. To date, no information regarding the members of Seidcal, the directors and other executive officers of Realty Corp., or the business, source of funds or controlling persons of Seidcal, Partners or Realty Corp. has been publicly disclosed by the Seidman group.

         On January 23, 1997, the District Court ruled that the Schedule 13D amendments filed by Mr. Seidman's group after the litigation was commenced mooted the Company's claims regarding the deficient disclosures initially provided by Mr. Seidman's group and that the amended Schedule 13Ds were adequate. Because the judge noted that "(a)n amendment which cures a violation of the Exchange Act moots a claim that arises from the failure to file a proper
Schedule 13D," the Court did not find it necessary to rule expressly that the prior Schedule 13Ds violated the securities laws. The District Court also held that the Company did not meet its burden of proof in demonstrating (1) Seidcal's control over SAL and SAL II, (2) the control of Partners, Realty Corp. and Kevin Moore over Holdings, (3) that Seidcal, Partners and Realty Corp. had arranged for financing, or (4) that Seidcal, Partners and Realty Corp. are "participants" in the Seidman's group's proxy solicitation. In addition, because the nominating materials were similar to those received by the Company the prior year and because the Court believed the Company was not prejudiced by the failure of the Seidman group to provide proper disclosures in a timely manner, the Court declined to enforce the disclosure requirements in the Company's Certificate of Incorporation and held that the Company could not reject the defendants' nominations as deficient or untimely and that the defendants could receive a stockholder list. Furthermore, the court set aside the July 1996 reduction in Board size, even though the decision to reduce the size of the Board was made several months prior to the submission of nominees by the Seidman group (the reduction in Board size was first disclosed to the Seidman group in October 1996).

         The Company believes that the Seidman group's disclosures are still inadequate, particularly since the group's Schedule 13Ds fail to provide any disclosures regarding Seidcal and Partners. Although Seidcal and Partners each owns more than 50% of one or more of the limited liability companies formed by Mr. Seidman, and although Seidcal and Partners each has the contractual right to make certain decisions for those companies, the Seidman group has argued that they are not control persons, and has refused to make complete disclosures about them. The Company also believes that the Company's Board properly rejected the nomination of Mr. Beier, and reasonably and properly decided to reduce the Board's size. For these reasons, on January 31, 1997, the Company appealed the District Court's decision to the United States Court of Appeals for the Third Circuit, and the Company requested that the Third Circuit hear the appeal on an expedited basis. On February 7, 1997, Mr. Seidman's group opposed the request for an expedited appeal.

         Rather than trying to get the appeal decided expeditiously, Mr. Seidman asked the Superior Court of New Jersey, Chancery Division, Passaic County, to set the annual meeting date. On February 24, 1997, the Passaic County Court orally directed that the Annual Meeting be held on April 18, 1997. The Court stayed that order after the Court of Appeals granted the Company's motion for an expedited appeal, as set forth below.

         On February 28, 1997, the United States Court of Appeals for the Third Circuit granted the Company's motion for an expedited appeal, over the objection of the Seidman group. The appeal has now been fully briefed, and will be submitted for disposition on the merits during the week of May 19, 1997.

         The Company regrets the need for the lawsuit, but believes that it had no other choice in order to ensure compliance with the federal securities laws by Mr. Seidman and his group and to inform the Company's stockholders of the identities of Mr. Seidman's secret backers.

Item 2.  Changes in Securities

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




                                  IBS FINANCIAL CORP.


Date: May 6, 1997                 By:  /s/ Joseph M. Ochman, Sr.
                                      --------------------------
                                      Joseph M. Ochman, Sr.
                                      Chairman, President and
                                      Chief Executive Officer




Date: May 6, 1997                 By:  /s/ Richard G. Sharp
                                      ---------------------
                                      Richard G. Sharp
                                      Executive Vice President and
                                      Chief Financial Officer



Date: May 6, 1997                 By:  /s/ Matthew J. Kennedy
                                     ------------------------
                                      Matthew J. Kennedy
                                      Executive Vice President and
                                      Treasurer