Form 10-Q
period 1997-06-30
IBS FINANCIAL CORP
filed 1997-08-07
CIK 925780

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended June 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from             to
                                        -----------    -------------

                         Commission File Number 0-24862


                              IBS FINANCIAL CORP.
                              -------------------
             (Exact name of registrant as specified in its charter)


               New Jersey                                     22-3301933
               ----------                                     ----------
(State or other jurisdiction of incorporation or          (I.R.S. Employer
              organization)                             Identification Number)


             1909 East Route 70
          Cherry Hill, New Jersey                              08003
          -----------------------                              -----
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of July 31, 1997 there were issued and outstanding 11,014,327 shares of the Registrant's Common Stock.

                              IBS FINANCIAL CORP.


                               TABLE OF CONTENTS


PART I.           CONSOLIDATED FINANCIAL INFORMATION                           PAGE
-------           ----------------------------------                           ----



Item 1.           Consolidated Financial Statements


                  Consolidated Statements of Financial Condition (As of
                       June 30, 1997 and September 30, 1996)                      1


                  Consolidated Statements of Income (For the quarter
                       ended June 30, 1997 and 1996)                              2

                  Consolidated Statements of Income (For the nine months
                       ended June 30, 1997 and 1996)                              3


                  Consolidated Statements of Cash Flows (For the nine months
                       ended June 30, 1997 and 1996)                              4

                  Notes to Consolidated Financial Statements                      6


Item 2.           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations                                10



PART II. OTHER INFORMATION



Item 1.           Legal Proceedings                                              16
Item 2.           Changes in Securities                                          18
Item 3.           Defaults Upon Senior Securities                                18
Item 4.           Submission of Matters to a Vote of Security Holders            18
Item 5.           Other Information                                              18
Item 6.           Exhibits and Reports on Form 8-K                               18


SIGNATURES                                                                       19

IBS FINANCIAL CORP.
Consolidated Statements of Financial Condition
June 30, 1997 and September 30, 1996
(In thousands)

                                                                                  June 30,   September 30,
                                                                                      1997            1996
                                                                                      ----            ----
ASSETS
------
Cash and cash equivalents                                                 $          8,652          12,466
Securities available for sale                                                      160,936         215,331
Investments (market value $3,415 and $26,724
        at June 30, 1997 and September 30, 1996)                                     3,415          26,712
Mortgage-backed securities (market value $343,284 and
        $285,831 at June 30, 1997 and September 30, 1996)                          339,931         285,267
Loans receivable, net                                                              202,762         185,031
Accrued interest receivable:
      Loans                                                                          1,685             872
      Mortgage-backed securities                                                     2,121           2,682
      Investments                                                                      345             965
Real estate owned, net                                                                 -               -
Federal Home Loan Bank stock                                                         6,075           4,590
Office properties and equipment, net                                                 6,847           6,084
Other assets                                                                           575           2,051

                                                                            ------------------------------
Total assets                                                              $        733,344         742,051
                                                                            ==============================

LIABILITIES AND STOCKHOLDERS'  EQUITY
-------------------------------------

Deposits                                                                  $        564,962         571,366
FHLB advances                                                                       35,535          18,792
Advances from borrowers                                                              2,430           2,218
Other liabilities                                                                    2,799           5,391

                                                                            ------------------------------
Total liabilities                                                                  605,726         597,767
                                                                            ------------------------------
Commitments and contingencies
Stockholders' equity:
      Common stock, $.01 par value, authorized 25,000,000
           shares; 11,609,723 shares issued and outstanding                            116             116
      Additional paid-in capital                                                   112,845         113,432
      Common stock acquired by ESOP and RRP                                         (9,409)        (11,097)
      Treasury stock, at cost; 597,826 shares and 855,256 shares                    (9,166)        (12,104)
      Net unrealized gain on securities available for
           sale, net of taxes                                                        1,394           1,045
      Retained earnings                                                             31,838          52,892

                                                                            ------------------------------
Total stockholders' equity                                                         127,618         144,284
                                                                            ------------------------------

Total liabilities and stockholders' equity                                $        733,344         742,051
                                                                            ==============================


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Income
Quarter Ended June 30, 1997 and 1996
(in thousands, except per share data)

                                                         Quarters Ended
                                                            June 30,
                                                   -------------------------
                                                           1997         1996
                                                           ----         ----
Interest income:
       Loans                                    $         3,934        3,229
       Mortgage-backed securities                         8,338        7,574
       Investments                                          652        2,287
                                                   -------------------------
Total interest income                                    12,924       13,090
                                                   -------------------------
Interest expense:
       Deposits                                           6,667        6,598
       Borrowings                                           568          298
                                                   -------------------------
Total interest expense                                    7,235        6,896
                                                   -------------------------

Net interest income                                       5,689        6,194
Provision for loan losses                                    10           10
                                                   -------------------------
Net interest income after provision
       for loan losses                                    5,679        6,184
                                                   -------------------------
Other operating income:
       Service fees and late charges                        130          120
       Other income                                          76          127
                                                   -------------------------
Total other operating income                                206          247
                                                   -------------------------
Operating expenses:
       Compensation and employee benefits                 2,378        2,278
       Occupancy and equipment                              267          252
       Data processing                                      116          106
       Federal insurance premiums                            93          329
       Advertising and promotion                            102          109
       Professional fees                                     44          152
       Other                                                410          181
                                                   -------------------------
Total operating expenses                                  3,410        3,407
                                                   -------------------------

Income before taxes                                       2,475        3,024
Income taxes                                                859        1,174
                                                   -------------------------

Net income                                      $         1,616        1,850
                                                   =========================

Earnings per share                              $          0.15         0.15
                                                   =========================

Average shares and equivalents outstanding               10,504       11,852
                                                   =========================


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Income
Nine Months Ended June 30, 1997 and 1996
(in thousands, except per share data)

                                                        Nine Months Ended
                                                             June 30,
                                                 -------------------------
                                                         1997         1996
                                                         ----         ----

Interest income:
       Loans                                  $        11,412        9,130
       Mortgage-backed securities                      23,952       20,251
       Investments                                      3,456        9,658
                                                 -------------------------
Total interest income                                  38,820       39,039
                                                 -------------------------
Interest expense:
       Deposits                                        20,081       20,110
       Borrowings                                       1,669          379
                                                 -------------------------
Total interest expense                                 21,750       20,489
                                                 -------------------------

Net interest income                                    17,070       18,550
Provision for loan losses                                  30           20
                                                 -------------------------
Net interest income after provision
         for loan losses                               17,040       18,530
                                                 -------------------------
Other operating income:
         Service fees and late charges                    310          271
         Other income                                     206          265
                                                 -------------------------
Total other operating income                              516          536
                                                 -------------------------
Operating expenses:
        Compensation and employee benefits              6,879        6,454
        Occupancy and equipment                           847          859
        Data processing                                   351          329
        Federal insurance premiums                        439          971
        Advertising and promotion                         423          326
        Professional fees                                 711          556
        Other                                             972          835
                                                 -------------------------
Total operating expenses                               10,622       10,330
                                                 -------------------------

Income before taxes                                     6,934        8,736
Income taxes                                            2,406        3,335
                                                 -------------------------

Net income                                    $         4,528        5,401
                                                 =========================

Earnings per share                            $          0.42         0.44
                                                 =========================

Average shares and equivalents outstanding             10,710       12,193
                                                 =========================


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows
Nine Months Ended June 30, 1997 and 1996
(In thousands)

                                                                 Nine Months Ended
                                                                      June 30,
                                                           -------------------------
                                                               1997         1996
                                                               ----         ----

OPERATING ACTIVITIES:
Net income                                              $         4,528        5,401
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                             294          283
          Provision for loan losses                                  30           20
           Market adjustment on ESOP                                604          263
           RRP earned                                               907          893
            Changes in assets and liabilities that
              provided (used) cash:
                 Accrued interest receivable                        368        2,163
                 Other assets                                     1,476         (166)
                 Other liabilities                               (2,734)         424
                                                           -------------------------
Net cash provided by operating activities                         5,473        9,281
                                                           -------------------------
INVESTING ACTIVITIES:
Principal repayments of:
    Loans                                                        18,140       17,079
    Mortgage-backed securities                                   47,113       62,679
Purchases of:
    Investments                                                       0     (218,808)
    Mortgage-backed securities                                  (80,077)    (202,910)
Proceeds from maturity of investments                            56,483      354,319
Loans originated or acquired                                    (35,901)     (55,168)
Loans sold                                                            0        4,106
FHLB stock redeemed (purchased)                                  (1,485)        (918)
Proceeds from sale of REO                                            -            -
Proceeds from sale of investments                                    -         9,998
Property and equipment acquired                                  (1,057)         (46)
                                                           -------------------------
Net cash provided by (used in) investing activities               3,216      (29,669)
                                                           -------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                              (6,404)       9,777
Increase (decrease) in advances from borrowers                      212          483
FHLB advances                                                    21,000       19,521
FHLB repayments                                                  (4,257)          -
Cash dividends paid                                              (4,404)      (1,747)
Payments on ESOP debt, net                                          781          796
Treasury stock acquired                                         (20,001)     (16,246)
Stock options exercised                                             570            9
                                                           -------------------------
Net cash provided by (used in) financing activities             (12,503)      12,593
                                                           -------------------------
INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                  (3,814)      (7,795)

See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows, Continued
(In thousands)


                                                Nine Months Ended
                                                     June 30,
                                             -------------------------
                                                     1997         1996
                                                     ----         ----

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                         12,466       12,542

CASH AND CASH EQUIVALENTS,
        END OF PERIOD                     $         8,652        4,747
                                             =========================

SUPPLEMENTAL DISCLOSURES:
         Cash paid out for:
               Interest expense           $        21,781       20,473
                                             =========================
               Income taxes               $          (183)       2,729
                                             =========================

NON-CASH TRANSFERS FROM LOANS TO
         REAL ESTATE OWNED                $            -            -
                                             =========================




See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.


Notes to Consolidated Financial Statements


(1)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


BASIS OF FINANCIAL STATEMENT PRESENTATION


The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all adjustments (consisting only of recurring accruals) which, in the opinion of management, are necessary for a fair presentation of the financial statements have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report of IBS Financial Corp. (the "Company") for the fiscal year ended September 30, 1996. The results for the quarter and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. Per share amounts for prior periods have been adjusted to reflect the 15% stock dividend paid on May 6, 1997.


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


(3)     COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN


In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. All share amounts herein include the effect of the 15% stock dividend paid on May 6, 1997. At June 30, 1997, 55,896 shares of the total ESOP shares were committed to be released with 320,001 shares allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of compensation expense, which will be recognized over a ten year vesting period, to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. The Company recorded compensation and employee benefit expense related to the ESOP of $807,000 and $2,172,000 for the quarter and nine months ended June 30, 1997, respectively.


(4)     RECOGNITION AND RETENTION PLAN TRUST


At the Company's Annual Meeting of Stockholders held on January 19, 1995, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. The share amounts herein include the effects of the 15% stock dividend paid on May 6, 1997. In order to fund the RRP, the RRP purchased 587,451 shares in the open market at an aggregate cost of $6,085,000. As of June 30, 1997, all available shares under the RRP had been awarded to the Company's Board of Directors and the Association's executive officers and other key employees.

At June 30, 1997, the deferred cost of the unearned RRP shares amounted to $3,113,000 and is recorded as a charge against stockholders' equity. Compensation expense is being recognized over the five year vesting period for shares awarded. The Company recorded compensation and employee benefit expense related to the RRP of $303,000 and $907,000 for the quarter and nine months ended June 30, 1997, respectively. RRP charges began to be recorded in the quarter ended June 30, 1995 when the RRP shares were purchased after receiving required stockholder and regulatory approval.


(5)     STOCK OPTION PLAN


The 1995 Stock Option Plan (the "Plan") was approved by the Company's stockholders at the Annual Meeting on January 19, 1995. The share amounts herein include the effects of the 15% stock dividend paid on May 6, 1997. At June 30, 1997, an aggregate of 1,284,280 stock options were outstanding and 106,285 stock options were reserved for future issuance under the Plan. Stock options were granted to directors, executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan.


(6)     LOANS RECEIVABLE


Loans receivable at June 30, 1997 and September 30, 1996 consisted of the following (in thousands):

                                                 June 30,         September 30,
                                                   1997                 1996
                                                   ----                 ----
    Real estate loans:

       Mortgage loans ( 1-4 residential)      $   177,165                164,717

       Construction loans                             912                  1,256

       Loans on savings accounts                    2,594                  2,472

       Commercial real estate loans                24,396                 19,548

       Consumer loans                                 988                    813
                                               ----------------------------------
          Total                                   206,055                188,806
    Less:
       Deferred loan fees                          (1,808)                (1,572)

       Allowance for loan losses                   (1,054)                (1,024)

       Loans in process                              (431)                (1,179)
                                               ----------------------------------
          Total                               $   202,762                185,031
                                               ==================================

Changes in the allowance for loan losses were as follows (in thousands):


                                                Nine Months         Year Ended
                                               June 30, 1997    September 30, 1996
                                           ----------------------------------------

    Balance, beginning of period          $       1,024                  994

    Provision for loan losses                        30                   30

    Charge-offs                                       0                    0

    Recoveries                                        0                    0
                                           ----------------------------------------
    Balance, end of period                $       1,054                1,024
                                           ========================================



The provision for loan losses charged to expense is based upon loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of June 30, 1997, 100% of the impaired loan balance was measured for impairment based upon the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. SFAS 114 and 118 do not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At June 30, 1997 and 1996, the Company's impaired loans consisted of smaller balance residential mortgage loans.


Nonaccrual loans for which interest has been fully reserved totaled approximately $616,000 at June 30, 1997.

(7)     DEPOSITS


The major types of savings deposits by amounts and the percentages were as follows (in thousands):


                                       June 30, 1997                 September 30, 1996
                                       -------------                 ------------------
Type of Account                    Amount        % of Total        Amount     % of Total
---------------                 ----------------------------      ----------------------

    Now                        $      24,958           4.42%     $   23,886       4.18%

    Money market deposit              65,636          11.62%         70,023      12.26%

    Passbook and club                 57,808          10.23%         59,323      10.38%
                                ----------------------------      ----------------------
                                     148,402          26.27%        153,232      26.82%

    Certificates of deposit          416,194          73.67%        417,773      73.12%

    Accrued interest on savings          366           0.06%            361       0.06%
                                ----------------------------      ---------------------
    Total deposits             $     564,962         100.00%     $  571,366     100.00%
                                ============================      =====================


(8)     EARNINGS PER SHARE


Earnings per share amounted to $.15 for the quarter ended June 30, 1997 compared to $.15 per share for the same quarter last year. For the nine months ended June 30, 1997, earnings per share amounted to $.42 compared with $.44 per share for the same nine months last year. Per share amounts for prior periods have been restated to reflect the 15% stock dividend declared on March 21, 1997 and paid on May 6, 1997 to stockholders of record at the close of business on April 21, 1997.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL


The Company's net income for the quarter ended June 30, 1997 was $1.6 million or $.15 per share compared with $1.9 million or $.15 per share for the same quarter last year. For the nine months ended June 30, 1997, net income amounted to $4.5 million or $.42 per share compared with $5.4 million or $.44 per share for the same nine months last year. Per share amounts for prior periods have been restated to reflect the 15% stock dividend declared on March 21, 1997 and paid on May 6, 1997 to stockholders of record on April 21, 1997.

The decrease in earnings for the quarter and nine months ended June 30, 1997 compared to the same periods last year was due principally to a decline in net interest income. These declines were partially offset by reduced income tax provisions. The Company's net interest margin averaged 3.19% and 3.15% in the recent quarter and nine months ended June 30, 1997, declining from 3.39% and 3.44% earned for the same periods in the last fiscal year, respectively.


FINANCIAL CONDITION


Total assets decreased by $8.8 million or 1.2% during the first nine months of fiscal 1997 from $742.1 million at September 30, 1996 to $733.3 million at June 30, 1997. Loan and mortgage-backed securities repayments, together with maturing investments and additional FHLB advances, were used to invest in mortgage-backed securities as well as to originate additional mortgage loans and to repurchase shares of the Company's common stock. Cash and cash equivalents decreased by $3.8 million or 30.6% from $12.5 million at September 30, 1996 to $8.7 million at June 30, 1997. Mortgage-backed securities held to maturity increased by $54.6 million or 19.2% from $285.3 million at September 30, 1996 to $339.9 million at June 30, 1997, reflecting additional purchases in excess of payments received during the period. Securities available for sale decreased by $54.4 million or 25.3% from $215.3 million (including investments of $48.3 million and mortgage-backed securities of $167.0 million) at September 30, 1996 to $160.9 million (including investments of $15.0 million and mortgage-backed securities of $145.9 million) at June 30, 1997. This decrease reflected both maturities of investment securities and payments received on the mortgage-backed security portfolio. Loans receivable increased by $17.8 million or 9.6% from $185.0 million at September 30, 1996 to $202.8 million at June 30, 1997, as loan originations exceeded loan repayments during the nine month period ended June 30, 1997.


During the nine months ended June 30, 1997, deposits decreased by $6.4 million or 1.1% from $571.4 million at September 30,1996 to $565.0 million at June 30, 1997, principally reflecting payment of the terminated defined benefit pension plan to participants. Two new recently opened branches have been modestly helpful in attracting deposits. FHLB advances increased by $16.7 million or 89.1% from $18.8 million at September 30, 1996 to $35.5 million at June 30, 1997. Additional borrowings of $20 million were taken down during the quarter ended December 31, 1996. These three and five year advances with an average interest rate of 6.50% were used generally to fund loan originations and mortgage-backed securities. Treasury stock decreased by $2.9 million or 24.3% from $12.1 million at September 30, 1996 to $9.2 million at June 30, 1997. Part of the Company's capital management plan consists of its ongoing stock buyback program. During the nine months ended June 30, 1997, the Company completed the repurchase of 1,238,766 shares of its common stock in the open market and reissued 1,435,767 shares in connection with the 15% stock dividend paid on May 6, 1997 and 60,429 shares in connection with the exercise of stock options. At June 30, 1997, the Company still had remaining 597,826 shares of treasury stock. Retained earnings decreased by $21.1 million or 39.8% from $52.9 million at September 30, 1996 to $31.8 million at June 30, 1997. This change resulted from fair market value of the 15% stock dividend paid as well as the cash dividends declared during the nine months ended June 30, 1997, partially offset by the net income earned during the same nine month period. Total cash dividends declared included the two regular quarterly cash dividends of $.07 per share each and a special cash dividend of $.22 per share, both of which were adjusted to reflect the 15% stock dividend paid on May 6, 1997, together with the recent June 1997 quarterly cash dividend of $.08 per share, or a total of $.44 per share.


RESULTS OF  OPERATIONS


 NET INTEREST INCOME
Net income decreased by $.23 million or 12.7% to $1.62 million for the quarter ended June 30, 1997, compared with net income of $1.85 million for the same quarter in the last fiscal year. For the nine months ended June 30, 1997, net income decreased by $.87 million or 16.2 % to $4.53 million, compared with net income of $5.40 million for the nine months ended June 30, 1996. The decrease in both the quarter and nine months results of operations was primarily attributable to reductions in net interest income. These declines were partially offset by reduced income tax provisions.


Net interest income amounted to $5.7 million for the quarter ended June 30,1997, which represents a decrease of $.5 million or 8.2% from the $6.2 million reported for the comparable prior quarter. For the nine months ended June 30, 1997, net interest income decreased by $1.5 million or 8.0% to $17.1 million from $18.6 million for the nine months last fiscal year. The decrease in net interest income for the quarter ended June 30, 1997 resulted from a decrease in the net interest rate spread of 9 basis points for the period as well as a decrease in the balance of average net interest-earning assets of $24.8 million or 18.3%, principally reflecting significant repurchases of common stock. The decrease in net interest income for the nine months ended June 30, 1997 resulted from a decrease in the net interest rate spread of 17 basis points and a decrease in the balance of average net interest-earning assets of $20.5 million or 14.9%, again reflecting the significant repurchases of common stock.


Total interest income amounted to $12.9 million for the quarter ended June 30, 1997, decreasing by $.2 million or 1.3% from $13.1 million for the comparable quarter last year. For the nine months ended June 30, 1997, total interest income amounted to $38.8 million compared to $39.0 million for the same nine months last year, a decrease of $.2 million or .6%. Average interest-earning assets decreased by $16.5 million or 2.3% to $713.9 million for the quarter ended June 30, 1997, compared to $730.4 for the same quarter last year and increased by $5.2 million or .7% to $723.3 million for the nine months ended June 30, 1997 compared to the same nine month period last year. The yield earned on average interest-earning assets increased by 7 basis points to 7.24% for the quarter ended June 30, 1997 and decreased by 9 basis points to 7.16% for the nine months ended June 30, 1997.


Total interest expense increased by $.3 million or 4.9% to $7.2 million for the quarter ended June 30, 1997 from $ 6.9 million for the comparable quarter last year. For the nine months ended June 30, 1997, total interest expense increased by $1.3 million or 6.2% to $21.8 million from $20.5 million for the same nine month period last year. Average interest-bearing liabilities increased by $8.4 million or 1.4% to $603.6 million for the quarter ended June 30, 1997 from $595.2 million for the comparable quarter last fiscal year, principally reflecting additional FHLB advances. For the nine months ended June 30, 1997, average interest-bearing liabilities increased by $25.7 million or 4.4% to $606.6 million from $581.0 million for the same nine month period last year, principally reflecting additional FHLB advances. In addition, the average rate paid on interest-bearing liabilities increased by 16 basis points to 4.79% for the quarter ended June 30, 1997, while the average rate paid on interest-bearing liabilities increased by 8 basis points to 4.78% for the nine months ended June 30, 1997.


PROVISION FOR LOAN LOSSES
The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is considered to be appropriate based upon an assessment of prior loss experience, the volume and type of lending currently being engaged in by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarters ended June 30, 1997 and 1996, the same $10,000 provisions for loan losses were determined to be required based upon the Company's risk assessment of the loan portfolio. For the nine months ended June 30, 1997, $30,000 was determined to be required, compared to $20,000 for the comparable nine months last year. The allowance for loan losses amounted to $1,054,000 at June 30, 1997.


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


OTHER OPERATING INCOME
Other operating income amounted to $206,000 for the quarter ended June 30, 1997, a decrease of $41,000 or 16.6% from the comparable quarter last year. For the nine months ended June 30, 1997, other operating income decreased by $20,000 or 3.7% to $516,000 from $536,000 for the nine months ended June 30, 1996. The decreases for both the quarter and nine months ended June 30, 1997 were chiefly due to the absence of a $70,000 gain on the sale of investments in June 1996 which was only partially offset by additional loan fees and MAC service fees earned.


OPERATING EXPENSES
Operating expenses amounted to $3.4 million and $10.6 million for the quarter and nine months ended June 30, 1997, which reflect increases of $3,000 or .1% and $292,000 or 2.8% from the comparable prior periods, respectively. The increases for both the quarter and nine months ended June 30, 1997 principally reflected increased legal fees arising from litigation involving dissident stockholders, increased compensation and benefits, particularly the cost of the Company's recognition and retention plan and ESOP plan, and increased advertising expense chiefly to promote the two new branch offices, which items were only partially offset by reduced deposit insurance premium expense.

INCOME TAXES
Income tax expense amounted to $.9 million for the quarter ended June 30, 1997, a decrease of $.3 million or 26.8% compared to $1.2 million for the same quarter last fiscal year. For the nine months ended June 30, 1997, income tax amounted to $2.4 million, a decrease of $.9 million or 27.8% compared to $3.3 million for the same nine months last year. The decrease in income tax expense for both the quarter and nine months ended June 30, 1997 primarily reflects the decrease in income before income taxes for the related periods. In addition, an increased state tax provision at a higher rate reflecting additional holding company income was recorded during the quarter and nine months ended June 30, 1996.




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


Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, U.S. Treasury, U.S. Government agencies and other qualified investments. On a longer-term basis, the Association maintains a strategy of investing in various mortgage-backed securities and other investment securities and lending products. During the quarter ended June 30, 1997, the Association used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan and mortgage-backed securities commitments and maintain an increasing portfolio of mortgage-backed securities. At June 30, 1997, the total approved loan commitments outstanding amounted to $5.6 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1997 totaled $263.0 million. Management of the Association believes that the Association has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Association.

The Association is required by the OTS to maintain average daily balances of liquid assets and short-term liquid assets as defined in amounts equal to 5% and 1%, respectively, of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Association's average monthly liquidity ratio and short-term liquid assets for June 30, 1997 was 41.5% and 4.6%, respectively.


The Office of Thrift Supervision requires that the Association meet minimum regulatory tangible, core and risk-based capital requirements. The Association is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3% of its adjusted total assets and total capital equal to at least 8% of its risk-weighted assets. At June 30, 1997, the Association exceeded all regulatory capital requirements. At such date, the Association had tangible capital equal to 17.0% of adjusted total assets, core capital equal to 17.0% of adjusted total assets and total capital equal to 62.2% of risk-weighted assets.



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

                           PART II - OTHER INFORMATION


Item 1.        Legal Proceedings


               During the quarter ended June 30, 1997, there were no material legal proceedings to which the Company or its subsidiary was a party or to which any of their property was subject, except as described below.


               On November 12, 1996, the Company filed suit in the United States District Court for the District of New Jersey against Mr. Lawrence B. Seidman, Richard Whitman and other members of the "IBS Financial Corp. Committee to Maximize Shareholder Value." The Company's complaint alleged that the Committee had failed to disclose all the information required by the federal securities laws and the Company's Certificate of Incorporation in the materials the Committee had submitted in connection with the nomination of Ernest Beier, Jr. for election as a director of the Company, and in the Committee's Schedule 13D filings with the Securities and Exchange Commission. The Company sought a declaratory judgment that the Committee's filings were incomplete and inadequate, that the Company's Board could reject the nomination of Mr. Beier, and that the Company need not, at that time, provide a shareholder list to the Committee. The complaint also asked for an injunction against further violations of the securities laws by Messrs. Seidman and Whitman and the other members of their group. Some members of the Committee counterclaimed, challenging the action of the Company's Board, in July 1996, reducing the number of directors from seven to six.


        A mere six days after the Company's lawsuit was filed, Mr. Seidman's group amended its Schedule 13D to disclose for the first time an 18 month old agreement involving 96,025 shares of the Company's Common Stock. The amended
Schedule 13D also corrected some, but not all, of the deficiencies noted in the Company's lawsuit. For example, certain members of the Committee are limited liability companies or limited partnerships; the Committee did not disclose, in its amended Schedule 13D, the names of the investors in those limited liability entities, nor did it attach the limited partnership and operating agreements.


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


        On January 23, 1997, the District Court ruled that the Schedule 13D amendments filed by Mr. Seidman's group after the litigation was commenced mooted the Company's claims regarding the deficient disclosures initially provided by Mr. Seidman's group and that the amended Schedule 13Ds were adequate. Because the judge noted that "(a)n amendment which cures a violation of the Exchange Act moots a claim that arises from the failure to file a proper
Schedule 13D," the Court did not find it necessary to rule expressly that the prior Schedule 13Ds violated the securities laws. The District Court also held that the Company did not meet its burden of proof in demonstrating (1) Seidcal's control over SAL and SAL II, (2) the control of Partners, Realty Corp. and Kevin Moore over Holdings, (3) that Seidcal, Partners and Realty Corp. had arranged for financing, or (4) that Seidcal, Partners and Realty Corp. were "participants" in the Seidman's group's proxy solicitation. In addition, because the nominating materials were similar to those received by the Company the prior year and because the Court believed the Company was not prejudiced by the failure of the Seidman group to provide proper disclosures in a timely manner, the Court declined to enforce the disclosure requirements in the Company's Certificate of Incorporation and held that the Company could not reject the defendants' nominations as deficient or untimely and that the defendants could receive a stockholder list. Furthermore, the court set aside the July 1996 reduction in Board size, even though the decision to reduce the size of the Board was made several months prior to the submission of nominees by the Seidman group (the reduction in Board size was first disclosed to the Seidman group in October 1996).


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

        On February 28, 1997, the United States Court of Appeals for the Third Circuit granted the Company's motion for an expedited appeal, over the objection of the Seidman group. The appeal was argued on May 23, 1997. To date, the Third Circuit has not issued a decision on the appeal.

        The Company regrets the need for the lawsuit, but believes that it had no other choice in order to ensure compliance with the federal securities laws by Mr. Seidman and his group and to inform the Company's stockholders of the identities of Mr. Seidman's secret backers.

        Rather than trying to get the appeal decided expeditiously, Mr. Seidman asked the Superior Court of New Jersey, Chancery Division, Passaic County, to set the annual meeting date. On February 24, 1997, the Passaic County Court orally directed that the Annual Meeting be held on April 18, 1997. The Court stayed that order after the Court of Appeals granted the Company's motion for an expedited appeal, as set forth above.

        On May 30, 1997, the Passaic County judge ordered that the Company's annual meeting of stockholders be held on August 4, 1997, on the assumption that the Third Circuit decision would be received in June. On June 27, 1997 the Passaic County judge re-affirmed his order.


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





                                       IBS FINANCIAL CORP.




Date: August 6, 1997                   By:  /s/ Joseph M. Ochman, Sr.
                                           --------------------------
                                           Joseph M. Ochman, Sr.
                                           Chairman, President and
                                           Chief Executive Officer








Date: August 6, 1997                   By:  /s/ Richard G. Sharp
                                           ---------------------
                                           Richard G. Sharp
                                           Executive Vice President and
                                           Chief Financial Officer






Date: August 6, 1997                   By:  /s/ Matthew J. Kennedy
                                           -----------------------
                                           Matthew J. Kennedy
                                           Executive Vice President and
                                           Treasurer