Form 10-K
period 1997-09-30
IBS FINANCIAL CORP
filed 1997-12-29
CIK 925780

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                          Commission File No.: 0-24862

                              IBS FINANCIAL CORP.
     ----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 New Jersey                                    22-3301933
-------------------------------------------   -------------------------------------------
        (State or Other Jurisdiction                        (I.R.S. Employer
     of Incorporation or Organization)                   Identification Number)

             1909 East Route 70
          Cherry Hill, New Jersey                                08003
-------------------------------------------   -------------------------------------------
  (Address of Principal Executive Offices)                     (Zip Code)

       Registrant's telephone number, including area code: (609) 424-1000

   Securities registered pursuant to Section 12(b) of the Act: Not Applicable

          Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock (par value $.01 per share)
--------------------------------------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 5, 1997, the aggregate market value of the 9,032,289 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 1,905,038 shares held by employee benefit plans and by all directors and officers of the Registrant as a group, was approximately $152.4 million. This figure is based on the closing trade price of $16.875 per share of the Registrant's Common Stock on December 5, 1997.

    Number of shares of Common Stock outstanding as of December 5, 1997:
10,937,327

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the fiscal year ended September 30, 1997 are incorporated into Parts II and IV of the Form 10-K.

PART I.
ITEM 1. BUSINESS

GENERAL

    IBS Financial Corp. (the "Company") is a New Jersey corporation and sole stockholder of Inter-Boro Savings and Loan Association (the "Association") which converted to the stock form of organization in October 1994. The only significant assets of the Company are its investments in the capital stock of the Association, the Company's loan to an employee stock ownership plan, and certain U.S. Government Agency securities and interest-bearing deposits.

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

    During fiscal 1997, the Company continued to emphasize the origination of single-family residential loans and commercial real estate loans. The Company also continued to experience relatively heavy repayments of higher yielding residential loans and mortgage-backed securities that were reinvested in lower yielding loans and mortgage-backed securities. In addition, the Company's net interest-earning assets declined by approximately $20 million, principally reflecting the shares repurchased during the fiscal year. This resulted in a decrease of 30 basis points in the Company's net interest margin to 3.14% for the year ended September 30, 1997.

    Financial highlights of the Company include:

    - Profitability. Net income totalled $5.8 million, $4.5 million and $9.9 million for the fiscal years ended September 30, 1997, 1996, and 1995, respectively. Net income during fiscal 1996 was impacted by a one-time special assessment of $3.7 million ($2.4 million after tax) to recapitalize the SAIF. See Note 18 of the Notes to Consolidated Financial Statements incorporated by reference in Item 8 hereof. The Company manages its net interest margin and maintains relatively low non-interest expense levels and high asset quality.

    - Asset Quality. Management of the Company believes that high asset quality is the key to long-term financial strength. Stringent loan underwriting and investment guidelines applied by the Association have resulted in a portfolio of high quality loans and investments. At September 30, 1997, single-family residential loans comprised 87.9% of the Association's total loan portfolio. As of that date, total non-performing loans and troubled debt restructurings constituted .46% of total loans and total nonperforming assets and troubled debt restructurings were .13% of total assets.

    - Capital. The Company currently exceeds all minimum regulatory capital requirements of the Office of Thrift Supervision ("OTS"). At September 30, 1997, it had tangible, core, and risk-based capital ratios of 17.24%, 17.24% and 61.60%, respectively.

    - Retail Deposit Base. The Company has ten offices located in Camden, Burlington and Gloucester Counties, New Jersey. It provides a full range of deposit products and other services to its customers through this branch network. At September 30, 1997, 25.5% of the Association's deposit base of $567.4 million consisted of core deposits, which include passbook, money market and NOW accounts.

    The Company as a savings and loan holding company is subject to examination and regulation by the OTS and the New Jersey Department of Banking (the "Department"). The Association is also subject to examination and comprehensive regulation by the Department and by the OTS. The Association is also regulated by the FDIC, the administrator of the SAIF. The Association is subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and is a member of the Federal Home Loan Bank ("FHLB") of New York, which is one of the 12 regional banks comprising the FHLB System.

LENDING ACTIVITIES

    GENERAL. The Association's lending operations follow the traditional pattern of primarily emphasizing the origination of single-family residential loans for portfolio retention and to a lesser degree, the origination of commercial real estate loans, construction loans on residential properties and consumer loans, including home equity or improvement loans. In past years, the Association has also purchased a relatively small amount of participation interests in commercial real estate loans.

    The Association's primary market area consists primarily of Camden County and Burlington County and, to a significantly lesser extent, Gloucester County in southern New Jersey. Substantially all of the Association's residential mortgage loans are secured by properties located in New Jersey.

    LOAN PORTFOLIO COMPOSITION. The following table sets forth the composition of the Association's loan portfolio by type of loan at the dates indicated.

                                                                     September 30,
                         ------------------------------------------------------------------------------------------
                                 1997                   1996                   1995                   1994
                         ---------------------  ---------------------  ---------------------  ---------------------
                           Amount        %        Amount        %        Amount        %        Amount        %
                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
                                                                 (Dollars in Thousands)
Real estate loans:
  Single-family........  $  184,498      87.85% $  164,717      89.02% $  132,251      93.28% $  131,423      93.46%
  Commercial...........      24,568      11.70      17,935       9.69       3,985       2.81       3,525       2.51
  Commercial
   participations......          --         --       1,613        .87       4,563       3.22       4,916       3.50
  Construction.........         261        .12       1,256        .68       1,889       1.33       2,801       1.99
Consumer and other
  loans................       3,720       1.77       3,285       1.78       2,741       1.93       2,073       1.47
                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
    Total loans........     213,047     101.44     188,806     102.04     145,429     102.57     144,738     102.93

Less:
  Allowance for loan
   losses..............      (1,064)      (.51)     (1,024)      (.55)       (994)     (0.70)       (530)     (0.38)
  Loans in process.....         (78)      (.03)     (1,179)      (.64)     (1,672)     (1.18)     (2,618)     (1.86)
  Deferred loan fees...      (1,897)      (.90)     (1,572)      (.85)       (982)     (0.69)       (972)     (0.69)
  Unearned interest....          --         --          --         --          --         --          --         --
                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
    Loans receivable,
     net...............  $  210,008     100.00% $  185,031     100.00% $  141,781     100.00% $  140,618     100.00%
                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------
                         ----------  ---------  ----------  ---------  ----------  ---------  ----------  ---------


                                  1993
                         ---------------------
                           Amount         %
                         ----------  ---------

Real estate loans:
  Single-family........  $  146,556     93.34%
  Commercial...........       3,742      2.38
  Commercial
   participations......       6,286      4.00
  Construction.........       2,004      1.28
Consumer and other
   loans...............       2,276      1.44
                         ---------- ---------
    Total loans........     160,864    102.44
Less:
  Allowance for loan
  losses...............      (1,669)    (1.06)
  Loans in process.....      (1,271)    (0.81)
  Deferred loan fees...        (893)    (0.57)
  Unearned interest....          (1)     --
                         ----------  ---------
    Loans receivable,
     net...............  $  157,030    100.00%
                         ---------  ----------
                         ---------- ---------


    CONTRACTUAL MATURITIES. The following table sets forth the scheduled contractual maturities of the Association's loan portfolio at September 30, 1997. Demand loans, loans having no stated schedule of repayments and no stated maturity and overdraft loans are reported as due in one year or less. The amounts shown for each period do not take into account loan prepayments and normal amortization of the Association's loan portfolio.

                                                         Real Estate Loans
                                           ---------------------------------------------  Consumer and
                                           Single-Family Commercial(1)    Construction     Other Loans     Total
                                           ------------  --------------  ---------------  -------------  ----------
                                                                        (In Thousands)
Amounts due in:
  One year or less.......................   $   16,738     $    1,341       $     261       $   2,557    $   20,897
  After one year through three years.....        4,764         --              --                 184         4,948
  After three years through four years...        8,877         --              --                 246         9,123
  After four years through ten years.....       18,100            212          --                 275        18,587
  After ten years through twenty years...       51,830          5,679          --                 458        57,967
  More than twenty years.................       84,189         17,336          --              --           101,525
                                           ------------       -------           -----          ------    ----------
    Total(2).............................   $  184,498     $   24,568       $     261       $   3,720    $  213,047
                                           ------------       -------           -----          ------    ----------
                                           ------------       -------           -----          ------    ----------

Interest rate type for amounts due after
    one year:
  Fixed..................................   $  144,080     $   23,227       $  --           $   1,163    $  168,470
  Adjustable.............................       23,680         --              --              --            23,680
                                           ------------       -------           -----          ------    ----------
    Total................................   $  167,760     $   23,227       $  --           $   1,163    $  192,150
                                           ------------       -------           -----          ------    ----------
                                           ------------       -------           -----          ------    ----------

------------------------

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

    Loan Origination, Purchase and Sales Activity. During fiscal 1996, there was a net increase of $43.4 million in balances as loan originations and purchases of $70.2 million exceeded loan repayments and other net deductions of $26.8 million. During fiscal 1997, there was a net increase of $24.2 million as loan originations and purchases of $48.6 million exceeded loan repayments and other deductions of $24.4 million. Reflecting the competitive loan origination environment, loan originations and purchases decreased by $21.6 million from the prior fiscal year.

    One of the Company's long range objectives is to increase loan production volumes. To accomplish this objective, the Association has hired two loan solicitors whose compensation is based on a commission for loan production. In addition, origination points charged to the loan customer were reduced during fiscal 1995 to be very competitive in the Association's lending area. The Association also adopted a more aggressive loan pricing posture and initiated a sales call program during fiscal 1995 that requires periodic and repetitive calls to area real estate brokers and builders. These programs have helped the Association increase loan originations compared to fiscal 1995's level.

    During the latter part of fiscal 1995 loan production volume began to increase when compared to earlier in the fiscal year. During fiscal 1996 loan production volume increased significantly as the Company's initiatives began to have an impact. In addition, the Company changed the mix of its lending products to increase the amount of higher rate commercial real estate loans originated. These commercial real estate loans, many of which were secured by local medical and professional offices, represented 11.7% of total loan balances at September 30, 1997 compared to 10.6% and 6.0% at September 30, 1996 and 1995,respectively. Funding for these commercial loan originations was obtained from new borrowings in the form of FHLB advances.

    The following table shows the loan origination, purchase and sale activity of the Association during the periods indicated.

                                                                                    Year Ended September 30,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                          (In Thousands)

Gross loans at beginning of period...........................................  $  188,806  $  145,429  $  144,738
                                                                               -----------  ---------  ----------
Loan originations:
  Real estate:
   Single-family.............................................................      38,025      48,836      15,506
   Commercial................................................................       7,845      14,734         220
   Construction..............................................................          --         594          --
                                                                               ----------  ----------  ----------
    Total real estate loans originated.......................................      45,870      64,164      15,726
Consumer and other originations..............................................       2,562       2,389       1,868
                                                                               ----------  ----------  ----------
    Total loans originated for investment....................................      48,432      66,553      17,594
Purchase of whole loans and participations...................................         166       3,643         582
                                                                               ----------  ----------  ----------
    Total originations and purchases of loans................................      48,598      70,196      18,176
                                                                               ----------  ----------  ----------
Deduct:
   Principal loan repayments and prepayments.................................     (23,982)    (22,575)    (16,390)
   Transferred to real estate owned..........................................        (150)        (56)         --
   Loans sold................................................................        (225)     (4,188)         --
   Loans assigned to and funded by Association pension fund..................          --          --      (1,095)
                                                                               ----------  ----------  ----------
    Subtotal.................................................................     (24,357)    (26,819)    (17,485)
                                                                               ----------  ----------  ----------
Net increase in loans........................................................      24,241      43,377         691
                                                                               ----------  ----------  ----------
Gross loans at end of period.................................................  $  213,047  $  188,806  $  145,429
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

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

    The Association's lending policy provides that residential mortgages up to $350,000 may be approved with the signatures of three designated loan officers who have been approved by the Chief Executive Officer or the General Loan Committee. The General Loan Committee has been authorized by the Board to grant loans up to $1.0 million, with loans in excess of this amount required to be presented to the full Board for review and approval. Notwithstanding the foregoing, it has been the practice of the Association's management to present all loans which are not single-family residential loans to the General Loan Committee and/or the Board of Directors for review and approval, and to have the Board of Directors review any loan application which would exceed $500,000. Under applicable regulations, the maximum amount of loans that the Association may make to any one borrower, including related entities, is limited to 15% of unimpaired capital and surplus, which amounted to $19.2 million at September 30, 1997. In addition, the Association limits lending on any one loan to $5.0 million unless approved specifically by Board action. As of September 30, 1997, the Association had nine loans outstanding with principal balances in excess of $1.0 million.

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

    The Association has not been an active purchaser of loans. However, the Association has in the past purchased whole loans on residential properties located in New Jersey and may do so again if presented with what management believes is a satisfactory lending opportunity. The Association has also previously purchased loan participations secured by commercial real estate located primarily in New Jersey, although the Association has also purchased participations elsewhere. Such loans were presented to the Association from contacts primarily at other financial institutions, particularly those which have previously done business with the Association. At September 30, 1997, all such loans had been paid off and none of the Association's total loans receivable consisted of participation interests in loans purchased from other financial institutions. The Association will also consider the acquisition of an interest in a commercial real estate loan in its general market area if presented with what management believes is a satisfactory lending opportunity which is consistent with the Association's underwriting standards.

    SINGLE-FAMILY RESIDENTIAL REAL ESTATE LOANS. Historically, savings institutions such as the Association have concentrated their lending activities on the origination of loans secured primarily by first mortgage liens on existing single-family residences. At September 30, 1997, $184.5 million or 87.9% of the Association's total loan portfolio consisted of single-family residential real estate loans, substantially all of which are conventional loans.

    The Association historically has and continues to emphasize the origination of fixed-rate loans with terms of 15 years or 30 years. Although such loans are originated with the expectation that they will be maintained in portfolio, these loans are originated only under terms, conditions and documentation which permit their sale in the secondary market. The Association also makes available single-family residential adjustable-rate mortgages ("ARMs") which provide for periodic adjustments to the interest rate, but such loans have never been as widely accepted in the Association's market area as the fixed-rate mortgage loan products. The ARMs currently emphasized by the Association have up to 30-year terms and an interest rate which adjusts every one or three years in accordance with a designated index. Such loans have a 2% cap on any increase or decrease in the interest rate per period, and there is currently a limit of 6% on the amount that the interest rate can change over the life of the loan. The Association has not offered below market or "teaser" rates and has not engaged in the practice of using a cap on the loan payments, which could allow the loan balance to increase rather than decrease, resulting in negative amortization.

    At September 30, 1997, approximately $160.8 million or 87.2% of the single-family residential loans in the Association's loan portfolio consisted of loans which provide for fixed rates of interest. Although these loans generally provide for repayments of principal over a fixed period of 15 to 30 years, it is the Association's experience that because of prepayments and due-on-sale clauses, such loans generally remain outstanding for a substantially shorter period of time.

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

    The Association also purchases Federal Housing Administration ("FHA") insured, fixed-rate individual whole loans secured by first liens on single-family residential properties located in 'low and moderate income' defined census tracts in the Association's primary market area. In order to promote the program and to make it more affordable for eligible applicants, loans are originated at a rate of 1/2 of 1% under the then applicable FNMA rate for FHA mortgages, which rate reduction is passed directly on to the borrower. Loans are underwritten and documented following standard FHA procedures, and are subject to approval by the Association in its sole discretion prior to purchase. At September 30, 1997, the Association had purchased 21 loans aggregating $855,000.

    COMMERCIAL REAL ESTATE LOANS. The Association also originates mortgage loans for the acquisition and refinancing of commercial real estate properties. At September 30, 1997, $24.6 million or 11.7% of the Association's total loan portfolio consisted of loans secured by existing commercial real estate properties. During fiscal 1997, the Association originated five loans aggregating $7.8 million, which are secured by commercial real estate located in New Jersey and Pennsylvania, and nine loans aggregating $14.7 million in fiscal 1996.

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

    Although terms vary, commercial real estate loans generally are amortized over a period of 15-25 years. The Association's commercial real estate loans (and loan participations) have a weighted average maturity of 5.9 years at September 30, 1997. The Association will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. As part of the criteria for underwriting commercial real estate loans, the Association generally imposes a debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service) of at least 125%. It is also the Association's general policy to obtain personal guarantees on its commercial real estate loans from the principals of the borrower and, when this cannot be obtained, to impose more stringent loan-to-value, debt service and other underwriting requirements. At September 30, 1997 the Association's commercial real estate loan portfolio consisted of nine loans with a principal balance in excess of $1,000,000.

    CONSTRUCTION LOANS. The Association will also originate loans to construct primarily single-family residences, and, to a much lesser extent, loans to acquire and develop real estate for construction of residential properties. These construction lending activities generally are limited to the Association's primary market area. At September 30, 1997, the Association had one construction loan outstanding in the amount of $.3 million or .1% of the Association's total loan portfolio, of which $.1 million had been disbursed. Construction loans generally have maturities of 6 to 12 months, with interest payments being made monthly. Thereafter, the Association will generally provide the permanent financing arrangements. The loans are made with floating rates of interest based upon the prime rate plus a margin. The Association also receives fees upon issuance of the commitment which range from 1% to 3% of the commitment. Loan proceeds are disbursed in stages after inspections of the project indicate that such disbursements are for costs already incurred and added to the value of the project.

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

    Real estate acquired by the Association as a result of foreclosure or by deed-in-lieu of foreclosure is classified as real estate owned until it is sold. When a property is acquired, it is recorded at the lower of cost or fair value. Fair value is generally determined through the use of independent appraisals. Any write-downs resulting at acquisition are charged to the allowance for loan losses. All costs incurred in maintaining the Association's interest in the property are capitalized between the date the loan becomes delinquent and the date of acquisition. After the date of acquisition, all costs incurred in maintaining the property are expenses and costs incurred for the improvement or development of such property are capitalized. As of September 30, 1997, the Association's real estate owned amounted to $.1 million, which was subsequently sold in October 1997.

    Under generally accepted accounting principles, the Association is required to account for certain loan modifications or restructurings as "troubled debt restructurings." In general, the modification or restructuring of a debt constitutes a troubled debt restructuring if the

Association for economic or legal reasons related to the borrower's financial difficulties grants a concession to the borrower that the Association would not otherwise consider. Debt restructurings or loan modifications for a borrower do not necessarily always constitute troubled debt restructurings, however, and troubled debt restructurings do not necessarily result in non-accrual loans. During the fiscal year ended September 30, 1994, the Association participated in the restructuring of a commercial real estate loan participation, which was accounted for as a troubled debt restructuring. The property securing the loan was 99% leased as of September 30, 1995 and the loan had been performing on a timely basis since December 1993. Accordingly, the loan was treated as a performing loan at September 30, 1995. During fiscal 1996, this loan was sold which generated a gain of $16,000. At September 30, 1997, the Association had no troubled debt restructurings.

    NON-PERFORMING ASSETS AND TROUBLED DEBT RESTRUCTURINGS. The following table sets forth the amounts and categories of the Association's non-performing assets and troubled debt restructurings at the dates indicated.

                                                                                               September 30,
                                                                                      -------------------------------
                                                                             1997       1996       1995       1994       1993
                                                                           ---------  ---------  ---------  ---------  ---------
                                                                                          (Dollars In Thousands)

Non-accruing loans:
Single-family residential(1).............................................  $     818  $     827  $     663  $   1,005  $     895
Commercial participations................................................         --         --         --         --      4,583
                                                                              ------     ------     ------    -------    -------
    Total nonperforming loans............................................        818        827        663      1,005      5,478
Real estate owned........................................................        142         --         --        819         --
                                                                              ------     ------     ------    -------    -------
    Total nonperforming assets...........................................  $     960  $     827  $     663  $   1,824  $   5,478
                                                                              ------     ------     ------    -------    -------
                                                                              ------     ------     ------    -------    -------

Troubled debt restructurings.............................................  $      --  $      --  $      --  $   3,261  $      --
                                                                              ------     ------     ------    -------    -------
                                                                              ------     ------     ------    -------    -------

Total nonperforming loans and troubled debt restructurings as a
  percentage of total loans..............................................       0.46%      0.45%      0.47%      3.62%      3.49%
                                                                              ------     ------     ------    -------    -------
                                                                              ------     ------     ------    -------    -------
Total nonperforming assets and troubled debt restructurings as a
  percentage of total assets.............................................       0.13%      0.11%      0.09%      0.77%      0.82%
                                                                              ------     ------     ------    -------    -------
                                                                              ------     ------     ------    -------    -------


------------------------
(1) Consists of an aggregate of 12, 11, 15, 16 and 16 loans at September 30, 1997, 1996, 1995, 1994 and 1993, respectively.

    The Association's total non-performing assets and troubled debt restructurings have declined from $5.5 million or .82% of total assets at September 30, 1993 to $960,000 or .13% of total assets at September 30, 1997. During the year ended September 1994, total non-performing assets declined by $3.7 million or 66.7%, as the Association participated in the troubled debt restructuring of a commercial real estate participation and took an additional non-performing commercial real estate loan participation into REO after charging $1.3 million of its carrying value against the allowance for loan losses. During the year ended September 30, 1995, total non-performing assets declined by $1.2 million or 63.7% as the Association sold the real estate owned and reduced single-family non-accruing loans. During the year ended September 30, 1996, total non-performing assets increased by $164,000 or 24.7% reflecting an increase in the amount of non-accruing single-family loans. During the year ended September 30, 1997, total non-performing assets increased by $133,000 or 16.1% as a result of real estate owned.

    At September 30, 1997 and 1996, approximately $83,000 and $69,000 in gross interest income, respectively, would have been recorded in the period then ended on loans accounted for on a non-accrual and restructured basis if such loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination if held for part of the period. For the years ended September 30, 1997 and 1996, $40,000 and $45,000, respectively, were included in net income for these same loans prior to the time they were placed on non-accrual status. The Association had no accruing loans greater than 90 days delinquent.

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

    The following table summarizes changes in the allowance for loan losses and other selected statistics for the periods presented.


                                                                        Year Ended September 30,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                         (Dollars in Thousands)

Average loans, net...................................  $  197,308  $  159,628  $  138,619  $  147,691  $  177,364
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for loan losses, beginning of year.........  $    1,024  $      994  $      530  $    1,669  $    1,238
Charged-off loans(1).................................          --          --          --      (1,319)         --
Recoveries on loans previously charged off...........          --          --         434          --          --
Provision for loan losses............................          40          30          30         180         431
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for loan losses, end of period.............  $    1,064  $    1,024  $      994  $      530  $    1,669
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Net loans charged-off to average loans, net..........          --%         --%         --%       0.89%         --%
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for loan losses to total loans.............         .51%       0.55%       0.70%       0.38%       1.06%
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for loan losses to nonperforming loans.....       130.1%      123.8%     149.91%      52.71%      30.51%
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------
Allowance for loan losses to nonperforming loans and
  troubled debt restructurings.......................       130.1%      123.8%     149.91%      12.41%      30.51%
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

------------------------
(1) Comprised entirely of commercial participations.

    During the year ended September 30, 1994, the Association took a non-performing commercial participation into REO after charging off $1.3 million of its carrying value against the allowance for loan losses. In addition, during the period, the Association participated in the troubled debt restructuring of a commercial real estate participation. Primarily as a result of such actions, during the year ended September 30, 1994, total non-performing assets declined by $3.7 million or 66.7%, to $1.8 million. Due to the relatively low level of non-performing assets in the Association's portfolio in fiscal 1995, 1996 and 1997, the ratio of such allowance to total non-performing loans increased during such period, from 30.5% at September 30, 1993 to 149.9% at September 30, 1995, 123.8% at September 30, 1996 and
130.1% at September 30, 1997. The Association believes that its allowance is adequate based upon its actual loss experience, which has historically been low due to its conservative underwriting and primary reliance on single family residential loans.

    The following table presents the allocation of the allowance for loan losses to the total amount of loans in each category listed at the dated indicated.


                                                                       September 30,
                       ----------------------------------------------------------------------------------------------------
                                1997                    1996                     1995                      1994
                       ----------------------  ----------------------  ------------------------  ------------------------
                                  % of Loans              % of Loans                % of Loans                % of Loans
                                    in Each                 in Each                   in Each                   in Each
                                   Category                Category                  Category                  Category
                                      to                      to                        to                        to
                        Amount    Total Loans   Amount    Total Loans    Amount     Total Loans    Amount     Total Loans
                       ---------  -----------  ---------  -----------  -----------  -----------  -----------  -----------


                                                                   (Dollars in Thousands)


Real estate:
 Single-family.......  $     750       87.85%  $     724       89.02%   $     699        93.28%   $     236        93.46%
 Commercial
  participations.....         --          --          16        0.87          252         3.22          250         3.50
 Commercial..........        300       11.70         274        9.69           40         2.81           41         2.51
 Construction........          2         .09           1        0.12            2         0.28            2         0.30
Consumer and other...         12         .36           9        0.30            1         0.41            1         0.23
                       ---------  -----------  ---------  -----------       -----   -----------       -----   -----------
    Total............  $   1,064      100.00%  $   1,024      100.00%   $     994       100.00%   $     530       100.00%
                       ---------  -----------  ---------  -----------       -----   -----------       -----   -----------
                       ---------  -----------  ---------  -----------       -----   -----------       -----   -----------

                              1993
                       ---------------------
                                  % OF LOANS
                                    IN EACH
                                   CATEGORY
                                      TO
                        Amount    TOTAL LOANS
                       ---------  -----------

Real estate:
 Single-family.......  $     246     93.33%
 Commercial
  participations.....      1,358      4.00
 Commercial..........          7      2.38
 Construction........         57      0.29
Consumer and other...          1        --
                       --------------------
    Total............  $   1,669    100.00%
                       --------------------
                       --------------------

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

    In accordance with a Financial Accounting Standards Board ("FASB") pronouncement issued in 1995, the Association transferred certain securities with an aggregate amortized cost of $199,401 from the classification of held to maturity to available for sale in December 1995. See Notes 2, 4 and 5 of the Notes to Consolidated Financial Statements in Item 8 hereof incorporated herein by reference.

    INVESTMENT SECURITIES. The following table sets forth certain information relating to the Association's investment securities held to maturity portfolio at the dates indicated.


                                                                       September 30,
                                 ----------------------------------------------------------------------------------------
                                             1997                          1996                          1995
                                 ----------------------------  ----------------------------  ----------------------------
                                 Carrying Value  Market Value  Carrying Value  Market Value  Carrying Value  Market Value
                                 --------------  ------------  --------------  ------------  --------------  ------------
                                                                        (In Thousands)

U.S. Treasury securities.......    $       --         $   --         $   --         $   --    $     49,977    $   50,252
Obligations of U.S. government
  corporations and agencies....        25,000         25,000         26,366         26,378         114,994       115,275
Term deposits in FHLB..........         2,859          2,859            346            346          76,374        76,374
                                      -------    ------------       -------    ------------  --------------  ------------
    Total......................    $   27,859     $   27,859     $   26,712     $   26,724    $    241,345    $  241,901
                                      -------    ------------       -------    ------------  --------------  ------------
                                      -------    ------------       -------    ------------  --------------  ------------

    The Association had no investment securities available for sale at September 30, 1997.

    At September 30, 1997, all of the Association's investment securities were due in one year or less. The weighted average yield on a fully tax equivalent basis for the held to maturity portfolio at September 30, 1997 was 5.6%.

    The decrease in investment securities at September 30, 1996 when compared to September 30, 1995 reflects the Association's plan to reduce its liquid assets. At September 30, 1996 and 1997, the Association did not have investments in the debt and/or equity securities of any issuer other than the U.S. Government and U.S. Government agencies and corporations.

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

    The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and FNMA are U.S. Government-sponsored enterprises, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. For example, the FNMA and the FHLMC currently limit their loans secured by a single-family, owner-occupied residence to $214,600. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of private institutions have established their own home-loan origination and securitization programs.

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

    Mortgage-backed securities generally yield less than the loans which underlie such securities because of their payment guarantees or credit enhancements which offer nominal credit risk. In addition, mortgage-backed securities are more liquid than individual mortgage loans. Mortgage-backed securities issued or guaranteed by FNMA or FHLMC (except interest-only securities or the residual interests in collateralized mortgage obligations) are weighted at no more than 20.0% for risk-based capital purposes, compared to a weight of 50.0% to 100.0% for residential loans. See "Regulation--The Association--Capital Requirements."

    The following table sets forth the composition of the Association's mortgage-backed securities portfolio which includes both securities available for sale and held at maturity at the dates indicated.


                                                                             September 30,
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
                                                                             (In Thousands)

FNMA.................................................  $   44,694  $   41,468  $   17,280  $       --      $   --
GNMA.................................................     111,661     131,632     142,054     105,482     128,427
FHLMC................................................     306,270     278,435     151,549      76,344       4,724
Private..............................................         674         726         870       1,065       1,526
                                                       ----------  ----------  ----------  ----------  ----------
 Total mortgage-backed securities(1).................  $  463,299  $  452,261  $  311,753  $  182,891  $  134,677
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------


------------------------
(1) Includes FNMA, GNMA and FHLMC securities held for sale at September 30, 1997 of $8,744, $13,239 and $111,937, respectively, or an aggregate of $133,920.

    The following table sets forth the purchases and principal repayments of the Association's mortgage-backed securities for the periods indicated.


                                                                                    Year Ended September 30,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                         (In Thousands)

Beginning balance............................................................  $  452,261  $  311,753  $  182,891
                                                                               ----------  ----------  ----------
Mortgage-backed securities purchased.........................................      80,077     217,687     164,236
Principal repayments.........................................................     (70,135)    (78,778)    (35,710)
Unrealized gain, net of tax..................................................       1,000       1,509          --
Deferred discounts, net......................................................          96          90         336
                                                                               ----------  ----------  ----------
Net change...................................................................      11,038     140,508     128,862
                                                                               ----------  ----------  ----------
Ending balance...............................................................  $  463,299  $  452,261  $  311,753
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    At September 30, 1997, the weighted average contractual maturity of all of the Association's mortgage-backed securities was in excess of 9.0 years and the weighted average yield on the mortgage-backed securities portfolio was 7.0%. The actual maturity of a mortgage-backed security is less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are faster than anticipated may shorten the life of the security and adversely affect its yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Association may be subject to reinvestment risk because to the extent that the Association's mortgage-backed securities amortize or prepay faster than anticipated, the Association may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate. The declining yields earned during recent periods is a direct response to falling interest rates and accelerated prepayments. At September 30, 1997, of the $463.3 million of mortgage-backed securities, an aggregate of $411.5 million were secured by fixed-rate mortgage loans and an aggregate of $51.8 million were secured by adjustable-rate mortgage loans.

    In February 1992, the OTS adopted a policy statement which states, among other things, that mortgage derivative products (including CMOs and CMO residuals and stripped mortgage-backed securities) which possess average life or price volatility in excess of a benchmark fixed-rate 30-year mortgage-backed pass-through security are "high-risk mortgage securities," are not suitable investments for depository institutions, must be carried in the institution's trading account or as assets held for sale, and must be marked to market on a regular basis. The Association has no "high risk" mortgage securities at September 30, 1997 and has no present intention to alter materially its investment policies and practices.

SOURCES OF FUNDS

    GENERAL. The Association's principal source of funds for use in lending and for other general business purposes has traditionally come from deposits obtained through the Association's branch offices. The Association also derives funds from amortization and prepayments of outstanding loans and mortgage-backed securities and from maturing investment securities. The Association also borrows from the FHLB of New York. The Association had $34.3 million of FHLB borrowings outstanding at September 30, 1997. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. During the year ended September 30, 1997, the Company's Board of Directors provided management with the authority to borrow up to $150 million from the Federal Home Loan Bank of New York.

    DEPOSITS. The Association's current deposit products include passbook accounts, negotiable order of withdrawal (NOW) accounts, money market deposit accounts, demand deposit accounts and certificates of deposit ranging in terms from seven days to seven years. The Association's deposit products also include Individual Retirement Account ("IRA") and Keogh certificates and passbook accounts.

    The Association's deposits are obtained primarily from residents in its primary market area of Camden, Burlington and Gloucester Counties in Southern New Jersey. The

Association to a lesser extent obtains deposits from other locations in the Greater Philadelphia metropolitan area. The Association attracts deposit accounts by offering a wide variety of accounts, competitive interest rates, and convenient branch office locations and service hours. The Association primarily utilizes print media to attract new customers and savings deposits. The Association has never utilized the services of deposit brokers and had no brokered deposits at September 30, 1997. During fiscal 1995, the Association acquired three automated teller machines, two of which are located at branch offices in Camden County and one at a Burlington County branch office. The Association is affiliated with the MAC-Registered Trademark- ATM System. In October 1996, the Association increased its branch network from 8 offices to 10 offices. These new offices, which are full service branches equipped with automated teller machines, are located in Gloucester Township and Voorhees Township, Camden County, New Jersey. Of the Associations 10 offices, five are currently equipped with automated teller machines.

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

                                                                                      September 30,
                                                        -------------------------------------------------------------------------
                                                                 1997                     1996                      1995
                                                        -----------------------  -----------------------  -----------------------
                                                          Amount      Percent      Amount      Percent      Amount      Percent
                                                        ----------  -----------  ----------  -----------  ----------  -----------
                                                                                  (Dollars in Thousands)
Passbook and club accounts............................  $   57,638        10.2%  $   59,323        10.4%  $   62,950        11.1%
Money market..........................................      63,248        11.2       70,023        12.2       74,933        13.3
Certificate of deposit................................     422,505        74.3      417,773        73.1      403,736        71.4
NOW accounts..........................................      23,570         4.2       23,886         4.2       22,909         4.1
Accrued interest......................................         414          .1          361          .1          382          .1
                                                        ----------       -----   ----------       -----   ----------        -----
  Total deposits at end of period.....................  $  567,375       100.0%  $  571,366       100.0%  $  564,910       100.0%
                                                        ----------       -----   ----------       -----   ----------       -----
                                                        ----------       -----   ----------       -----   ----------       -----

                                     -22-

    The following table presents, by various interest rate categories, the amount of certificates of deposit at September 30, 1997 and 1996, and the amounts at September 30, 1997 which mature during the periods indicated.

                                                                                    Amounts at September 30, 1997
                                                       September 30,                       Maturing Within
                 Certificates of                   ----------------------  ------------------------------------------------
                     Deposit                          1997        1996     One Year    Two Years   Three Years  Thereafter
-------------------------------------------------  ----------  ----------  ---------  -----------  -----------  -----------
                                                                          (Dollars in Thousands)
                2.00% to 4.00%                     $    7,007  $    8,522  $   1,895   $   1,234    $   1,227    $   2,651
                4.01% to 6.00%                        367,448     337,123    252,595      78,173       17,412       19,268
                6.01% to 8.00%                         46,292      70,155     24,622      10,513        3,506        7,651
                8.01% to 10.0%                          1,758       1,973        582       1,138           38         --
                                                   ----------  ----------  ---------  -----------  -----------  -----------
                   Total certificate accounts      $  422,505  $  417,773  $ 279,694   $  91,058    $  22,183    $  29,570
                                                   ----------  ----------  ---------  -----------  -----------  -----------
                                                   ----------  ----------  ---------  -----------  -----------  -----------

    The following table presents the average balance of each deposit type and the average rate paid on each deposit type for the periods indicated.

                                      September 30,
                ---------------------------------------------------------------
                       1997               1996                    1995
                -------------------   -------------------   -----------------
                           Average               Average               Average
                 Average     Rate     Average      Rate     Average      Rate
                 Balance     Paid     Balance      Paid     Balance      Paid
                --------   --------   -------   ---------   -------   ---------
                                       (Dollars in Thousands)
Passbook and
  club
  accounts....  $ 57,891     2.74%    $ 60,561   2.84%      $ 67,810    2.94%
Money
  market......    67,770     2.82       72,798   2.90         83,482    3.09
Certificates
  of deposit..   419,513     5.46      415,447   5.41        394,704    5.06
NOW accounts..    24,517     1.80       24,020   1.92         23,742    2.07
                --------              ---------             --------
 Total
  deposits....  $569,691     4.72     $572,826   4.67       $569,738    4.39
                --------              ---------             --------
                --------              ---------             --------



    The following table sets forth the Association's net savings flows during the periods indicated.

                                                                                    Year Ended September 30,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
                                                                                         (In Thousands)
Beginning balance............................................................  $  571,366  $  564,910  $  603,080
                                                                               ----------  ----------  ----------
Decrease before interest credited............................................     (27,165)    (16,562)    (59,836)
Interest credited............................................................      23,174      23,018      21,666
                                                                               ----------  ----------  ----------
Net savings increase (decrease)..............................................      (3,991)      6,456     (38,170)
                                                                               ----------  ----------  ----------
Ending balance...............................................................  $  567,375  $  571,366  $  564,910
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

    The following table sets forth maturities of the Association's certificates of deposit of $100,000 or more at September 30, 1997 by time remaining to maturity.

                                                                                                       Amounts in
                                                                                                        Thousands
                                                                                                       -----------
Three months or less.................................................................................   $  14,719
Over three months through six months.................................................................       4,908
Over six months through 12 months....................................................................       9,010
Over 12 months.......................................................................................      19,478
                                                                                                       -----------
Total................................................................................................   $  48,115
                                                                                                       -----------
                                                                                                       -----------

SUBSIDIARIES

    The Company has two wholly-owned subsidiaries, the Association and its wholly owned subsidiary, IBS Delaware Investment Corp. ("IBSD"), and IBSF Investment Corp., a New Jersey-chartered investment company formed in 1996, which ceased operations at September 30, 1997.

    In December 1996, the Association established IBSD solely to manage certain of the investments of the Association. At September 30, 1997, IBSD had total assets of approximately $180 million comprised principally of mortgage-backed securities.

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

    The Company was also previously a bank holding company regulated by the Federal Reserve Board. The Company was required to become a bank holding company by virtue of the Association having failed to comply with the QTL test as of July 1993 and being unable to re-qualify as a "qualified thrift lender" as of July 1994. The Association re-qualified as a qualified thrift lender in August 1995, and the Company is no longer a bank holding company. See "--The Association Qualified Thrift Lender Test."

    FEDERAL ACTIVITIES RESTRICTIONS. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. As was the case with the Company, notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, a savings and loan holding company is required to register as a bank holding company within one year of the failure of the QTL test by its subsidiary insured institution. Under such circumstances, the holding company becomes subject to all of the provisions of the BHCA and other statutes applicable to bank holding companies, in the same manner and to the same extent as if the company were a bank holding company.

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

    LIMITATIONS ON TRANSACTIONS WITH AFFILIATES. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act and OTS regulations. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, such provisions
(i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and (ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar transactions. In addition to the restrictions imposed by such provisions, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

    In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings institution (a "principal stockholder"), and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the savings institution's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings institution to all insiders cannot exceed the institution's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At September 30, 1997, the Association was in compliance with the above restrictions.

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

    The Director of the OTS may only approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state if (i) the multiple savings and loan holding company involved controls a savings association which operated a home or branch office located in the state of the association to be acquired as of March 5, 1987; (ii) the acquiror is authorized to acquire control of the savings association pursuant to the emergency acquisition provisions of the Federal Deposit Insurance Act ("FDIA"), or (iii) the statutes of the state in which the association to be acquired is located specifically permit institutions to be acquired by the state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations).

    Under the Bank Holding Company Act of 1956, the FRB is authorized to approve an application by a bank holding company to acquire control of a savings association. In addition, a bank holding company that controls a savings association may merge or consolidate the assets and liabilities of the savings association with, or transfer assets and liabilities to, any subsidiary bank which is a member of the Bank Insurance Fund ("BIF") with the approval of the appropriate federal banking agency and the Federal Reserve Board. As a result of these provisions, there have been a number of acquisitions of savings associations by bank holding companies in recent years.

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

    THE ASSOCIATION. The OTS and the Department have extensive regulatory authority over the operations of New Jersey chartered savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and the Department and are subject to periodic examinations by the OTS and the Department. The investment and lending authority of savings associations are prescribed by federal and New Jersey laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Such regulation and supervision is primarily intended for the protection of depositors.

    For a discussion of the limitations on the aggregate amount of loans that a savings association can make to any one borrower, including related entities, see "Business of the Association--Lending Activities--Loan Origination, Purchase and Sales Activity."

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

    Under current FDIC regulations, SAIF-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital-- "well capitalized," "adequately capitalized," and "undercapitalized" --which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIA. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates ranging prior to September 30, 1996 from .23% for well capitalized, healthy institutions to .31% for undercapitalized institutions with substantial supervisory concerns. The insurance premiums for the Association for the first semi-annual period in calendar 1996 was .23%.

    The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the BIF are required by law to attain and thereafter maintain a reserve ratio of 1.25% of insured deposits. The BIF has achieved a fully funded status, and therefore as discussed below, in fiscal 1996 the FDIC substantially reduced the average deposit insurance premium paid by BIF-insured banks to a level approximately 75% below the average premium then paid by savings institutions.

    On November 14, 1995, the FDIC approved a final rule regarding deposit insurance premiums. The final rule reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to a $2,000 minimum) for institutions in the lowest risk category, while holding deposit insurance premiums for SAIF members at their then current levels (23 basis points for institutions in the lowest risk category). The reduction was effective with respect to the semi-annual premium assessment beginning January 1, 1996.

    On September 30, 1996, President Clinton signed into law legislation which eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The legislation required all SAIF member institutions pay a one-time special assessment to recapitalize the SAIF, with the aggregate amount sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. The legislation also provides for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

    Implementing FDIC regulations imposed a one-time special assessment of
65.7 basis points of SAIF-assessable deposits as of March 31, 1995, which was accrued as an expense on September 30, 1996. The Association's one-time pre-tax special assessment amounted to $3.7 million, or $2.4 million after tax. The payment of such special assessment, net of tax, had the effect of immediately reducing the Association's capital by $2.4 million. Nevertheless, management does not believe that this one-time special assessment had a material adverse effect on the Company's consolidated financial condition.

    In the fourth quarter of 1996, the FDIC lowered the assessment rates for SAIF members to reduce the disparity in the assessment rates paid by BIF and SAIF members. Beginning October 1, 1996, effective SAIF rates generally range from zero basis points, except that during the fourth quarter of 1996, the rates for SAIF members ranged from 18 to 27 basis points in order to include assessments paid to the Financing Corporation ("FICO"). From 1997 through 1999, SAIF members will pay 6.4 basis points to fund the FICO, while BIF member institutions will pay about 1.3 basis points. The Association's insurance premiums, which had amounted to 23 basis points, were thus reduced to 6.4 basis points effective January 1, 1997.

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

    Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3.0% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits, and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights. The Association had no goodwill or other intangible assets at September 30, 1997. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). These adjustments do not affect the Association's regulatory capital.

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

    In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with a greater than "normal" interest rate risk is defined as an institution that would suffer a loss of net portfolio value exceeding 2.0% of the estimated economic value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the economic value of its assets. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was originally effective as of January 1, 1994, subject however to a two quarter "lag" time between the reporting date of the data used to calculate an institution's interest rate risk and the effective date of each quarter's interest rate risk component. However, in October 1994 the Director of the OTS indicated that it would waive the capital deductions for institutions with a greater than "normal" risk until the OTS published an appeals process. On August 21, 1995, the OTS released Thrift Bulletin 67 which established (i) an appeals process to handle "requests for adjustments" to the interest rate risk component and (ii) a process by which "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to determine their interest rate risk component. The Director of the OTS indicated, concurrent with the release of Thrift Bulletin 67, that the OTS will continue to delay the implementation of the capital deduction for interest rate risk pending the testing of the appeals process set forth in Thrift Bulletin 67.

    Effective November 28, 1994, the OTS revised its interim policy issued in August 1993 under which savings institutions computed their regulatory capital in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under the revised OTS policy, savings institutions must value securities available for sale at amortized cost for regulatory capital purposes. This means that in computing regulatory capital, savings institutions should add back any unrealized losses and deduct any unrealized gains, net of income taxes, on debt securities reported as a separate component of GAAP capital.

    At September 30, 1997, the Association exceeded all of its regulatory capital requirements, with tangible, core and risk-based capital ratios of 17.24%, 17.24% and 61.60%, respectively. The following table sets forth the Association's compliance with each of the above-described capital requirements as of September 30, 1997.

    The following is a reconciliation of the Association's equity determined in accordance with GAAP to regulatory tangible, core, and risk-based capital at September 30, 1997.

                                             Tangible      Core      Risk-Based
                                             Capital     Capital(1)  Capital(2)
                                            ----------  -----------  -----------
                                                      (In Thousands)

GAAP equity...............................  $ 127,180   $  127,180   $ 127,180
Unrealized gain on available for sale
  securities, net of tax..................     (1,631)      (1,631)     (1,631)
Goodwill..................................    --            --         --
Assets required to be deducted............    --            --         --
General valuation allowances(3)...........    --            --           1,064
                                            ----------  -----------   --------
Total regulatory capital..................    125,549      125,549     126,613
Minimum required regulatory capital(4)....     10,976       21,953      16,529
                                            ----------  -----------   --------
Excess regulatory capital.................  $ 114,573   $  103,596   $ 110,084
                                            ----------  -----------   --------
                                            ----------  -----------   --------
Regulatory capital as a percentage........      17.24%       17.24%      61.60%
Minimum capital required as a
  percentage(4)..........................        1.50%        3.00%       8.00%
                                            ----------  -----------   --------
Regulatory capital as a percentage in
  excess of requirements..................      15.74%       14.24%      53.60%
                                            ----------  -----------   --------
                                            ----------  -----------   --------

------------------------

(1) Does not reflect the 4.0% requirement to be met in order for an institution to be "adequately capitalized" under the prompt corrective action regulations.

(2) Does not reflect the interest-rate risk component in the risk-based capital requirement, the effective date of which has been postponed as discussed above.

(3) General valuation allowances are only used in the calculation of risk-based capital. Such allowances are limited to 1.25% of risk-weighted assets.

(4) Tangible and core capital are computed as a percentage of adjusted total assets of $732.5 million. Risk-based capital is computed as a percentage of adjusted risk-weighted assets of $206.8 million.

    Any savings institution that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on the institution's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions.

    LIQUIDITY REQUIREMENTS. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At September 30, 1997, the required minimum liquid asset ratio was 5%. The Association has consistently exceeded such regulatory liquidity requirement and, at September 30, 1997, had a liquidity ratio of 43.1%, which included mortgage-backed securities maturing within five years. The short-term liquidity ratio was 8.4% as of such date.

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

    QUALIFIED THRIFT LENDER TEST. All savings institutions are required to meet a QTL test to avoid certain restrictions on their operations. Under Section 2303 of the Economic Growth and Regulatory Paperwork Reduction Act of 1996, a savings institution can comply with the QTL test by either qualifying as a domestic building and loan association as defined in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended ("Code") or meeting the second prong of the QTL test set forth in Section 10(m) of the HOLA. A savings association that does not meet the QTL Test must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and
(iv) payment of dividends by the
association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).
To date, these restrictions have not limited the Association's operations in any manner.

    Currently, the prong of the QTL test that is not based on the Code requires that 65% of an association's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing, home equity loans; mortgage-backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); stock issued by the FHLB of New York; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings association's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or the FNMA. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings association to conduct its business, and (iii) liquid assets up to 20% of the association's total assets. At September 30, 1997, the qualified thrift investments of the Association were approximately 113.0% of its portfolio assets.

    Under OTS regulations which govern the conduct of savings and loan holding companies, any savings and loan holding company is required to register as a bank holding company within one year of the failure of the QTL Test by its subsidiary insured institution. Under such circumstances, the holding company would become subject to all of the provisions of the BHCA and other statutes applicable to bank holding companies, in the same manner and to the same extent as if the company were a bank holding company. The Association ceased to be a qualified thrift lender in July 1993, but then re-qualified as a qualified thrift lender in August 1995. Because the Association did not re-qualify as a QTL by July 1994, which was one year from the date of its failure of the QTL test, in connection with the conversion and the acquisition of all of the Association's capital stock by the Company, the Company applied to, and received approval from, the Board of Governors of the Federal Reserve System to become a bank holding company. This was in addition to the Association's status as a savings and loan holding company.

    During the last half of fiscal 1994, the Board of Directors authorized the Association to initiate a "tiered" or laddered investment strategy pursuant to which it anticipated investing approximately $400.0 million in mortgage-backed securities and U.S. Government securities with varying maturities and, with respect to longer-term investments, in mortgage loans. See "Business-General." Based upon such investment program, the Association as of August 1995 had maintained monthly averages of QTIs equal to at least 92.21% of portfolio assets for at least nine months over a twelve month period, and had thereby re-qualified as a "qualified thrift lender." The Company de-registered as a bank holding company in December 1996.

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

    Generally, a savings association that before and after the proposed distribution meets or exceed its fully phased-in capital requirements (a Tier 1 association) may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total capital to assets exceeds its tangible, core or risk-based capital requirement. Failure to meet minimum capital requirements will result in further restrictions on capital distributions, including possible prohibition without explicit OTS approval. See "--Capital Requirements."

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

    FEDERAL HOME LOAN BANK SYSTEM. The Association is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB. At September 30, 1997, the Association had $34.3 million in FHLB advances.

    As a member, the Association is required to purchase and maintain stock in the FHLB of New York in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At September 30, 1997, the Association had $6.1 million in FHLB stock, which was in compliance with this requirement.

    The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended September 30, 1997 and 1996, dividends paid by the FHLB of New York to the Association totalled approximately $353,000 and $277,000, respectively.

    FEDERAL RESERVE SYSTEM. The Federal Reserve Board requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. As of September 30, 1997, no reserves were required to be maintained on the first $4.4 million of transaction accounts, reserves of 3% were required to be maintained against the next $44.9 million of net transaction accounts (with such dollar amounts subject to adjustment by the FRB), and a reserve of 10% (which is subject to adjustment by the FRB to a level between 8% and 14%) against all remaining net transaction accounts. At September 30, 1997, the Association was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a non interest-bearing account at a Federal Reserve Association, the effect of this reserve requirement is to reduce an institution's earning assets.

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

FEDERAL AND STATE TAXATION

    GENERAL. The Company and the Association are subject to the corporate tax provisions of the Code, as well as certain additional provisions of the Code which apply to thrift and other types of financial institutions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Association.

    FISCAL YEAR. The Company and the Association and its subsidiaries file a consolidated federal income tax return on a September 30 fiscal year end basis, beginning with the fiscal year ended September 30, 1995.

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

    BAD DEBT RESERVES. Savings associations, such as the Association, which meet certain definitional tests primarily relating to their assets and the nature of their businesses, are permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions may, within specified formula limits, be deducted in arriving at the institution's taxable income.

    In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) previously used by many savings associations to calculate their bad debt reserve for federal income tax purposes. As a result, the Association must recapture that portion of its reserve which exceeds the amount that could have been taken under the experience method for post-1987 tax years. As the Company has previously provided deferred taxes on this amount, no additional financial statement tax expense should result from this new legislation. The recapture amount may be suspended for two years if the Association meets certain residential lending origination requirements.

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

    MINIMUM TAX. The Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The alternative minimum tax is payable to the extent such AMTI is in excess of an exemption amount. The Code provides that an item of tax preference is the excess of the bad debt deduction allowable for a taxable year pursuant to the percentage of taxable income method over the amount allowable under the experience method. Other items of tax preference that constitute AMTI include (a) tax exempt interest on newly-issued (generally, issued on or after August 8, 1986) private activity bonds other than certain qualified bonds and (b) 75% of the excess (if any) of (i) adjusted current earnings as defined in the Code, over (ii) AMTI (determined without regard to this preference and prior to reduction by net operating losses). Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

    AUDIT BY IRS. The Association's federal income tax returns for taxable years through December 31, 1994 have been closed for the purpose of examination by the Internal Revenue Service.

    STATE TAXATION. The Company and its non-thrift subsidiaries that are engaged in business in New Jersey are subject to the state's Corporate Business Tax Act which imposes a "franchise tax" at the rate of 9% on the Company's and its non-thrift subsidiaries' taxable income, before net operating loss deductions and special deductions, as calculated for federal income tax purposes. The Association is taxed at the rate of 3% on its taxable income, before net operating loss deductions and special deductions for federal income tax purposes.

Item 2. Properties

    The following table sets forth certain information with respect to the Association's branch offices and operations center at September 30, 1997.


                                                     Net Book
                                                     Value of     Amount of
Description/Address                    Leased/Owned  Property     Deposits
-------------------------------------  ------------  ---------  -------------
                                                    (In Thousands)
Main Office:
------------
Route 70 and Springdale Road               Owned      $   387   $    148,653
Cherry Hill, New Jersey 08003

Branch Offices:
---------------
Kings Highway and Chapel Avenue          Leased(1)          5         46,756
Cherry Hill, New Jersey 08034

Centrum Shopping Center                  Leased(2)          5         35,656
219Y Haddonfield Berlin Road
Cherry Hill, New Jersey 08034

400 White Horse Pike                       Owned          338        163,071
Laurel Springs, New Jersey 08021

Route 73 and Brick Road                  Leased(3)          9         27,004
Marlton, New Jersey 08053

Pleasant Valley Ave. and                   Owned          201         51,134
  Fellowship Road
Mount Laurel, New Jersey 08054

Hurffville--Crosskeys Road and             Owned            7         32,804
  Altair Drive
Washington Township, New Jersey 08012

Route 70 and Hartford Road                 Owned          272         56,702
Medford, New Jersey 08055

1651 Blackwood-Clementon Road              Owned           668         2,754
Gloucester Township, New Jersey 08012

1 Lucas Lane                               Owned           412         2,427
Voorhees, New Jersey 08043

Operations Center:
------------------
1909 E. Marlton Pike                       Owned          4,145      --
Cherry Hill, New Jersey 08003
                                                     -----------  ----------
                                                     $    6,449   $  566,961(4)
                                                     -----------  ----------
                                                     -----------  ----------

------------------------

(1) Ten year lease expires May 31, 2000 with no lease renewal options.

(2) Five year lease expires May 31, 1998 with two, five-year renewal options thereafter.

(3) Five year lease expires March 31, 1998 with no lease renewal options.

(4) Does not include accrued interest of $414.

Item 3. Legal Proceedings.

    There are no material legal proceedings to which the Company or any subsidiary is a party or to which any of their property is subject, except as described below.

    On November 12, 1996, the Company filed suit in the United States District Court for the District of New Jersey against Lawrence B.
Seidman, Richard Whitman and other members of the "IBS Financial Corp. Committee to Maximize Shareholder Value." The Company's complaint alleged that the Committee had failed to disclose all the information required by the federal securities laws and the Company's Certificate of Incorporation in the materials the Committee had submitted in connection with the nomination of Ernest Beier, Jr., for election as a director of the Company, and in the Committee's Schedule 13D filings with the Securities and Exchange Commission. The Company sought a declaratory judgment that the Committee's filings were incomplete and inadequate, that the Company's Board could reject the nomination of Mr. Beier, and that the Company need not, at that time, provide a shareholder list to the Committee. The complaint also asked for an injunction against further violations of the securities laws by Messrs. Seidman and Whitman and the other members of their group. Some members of the Committee counterclaimed, challenging the action of the Company's Board, in July 1996, reducing the number of directors from seven to six.

    A mere six days after the Company's lawsuit was filed, Mr. Seidman's group amended its Schedule 13D to disclose for the first time an 18 month old agreement involving 96,025 shares of the Company's Common Stock. The amended
Schedule 13D also corrected some, but not all, of the deficiencies noted in the Company's lawsuit. For example, certain members of the Committee are limited liability companies or limited partnerships; the Committee did not disclose, in its amended Schedule 13D, the names of the investors in those limited liability entities nor did it attach the limited partnership and operating agreements.

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

    As a result of the expedited discovery conducted by the Company and the amended Schedule 13Ds filed by the Seidman group, the Company discovered that Seidcal Associates, L.L.C. ("Seidcal") owns 71.4% of Seidman and Associates, L.L.C. ("SAL") and 75.0% of Seidman and Associates II, L.L.C. ("SAL II") (SAL and SAL II are members of the Committee). The Company also discovered that Charisma Partners, L.P. ("Partners") owns 54.5% of Federal Holdings L.L.C. ("Holdings") (Holdings is a member of the Committee), that 8th Floor Realty Corp. ("Realty Corp.") is the sole general partner of Partners, and that

Kevin Moore is a Vice President of Realty Corp., the organizer of Holdings and the Administrative Manager of Holdings. To date, however, no information regarding the members of Seidcal, the directors and other executive officers of Realty Corp., or the business, source of funds or controlling persons of Seidcal, Partners or Realty Corp. has been publicly disclosed by the Seidman group.

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

    The Company believes that the Seidman group's disclosure are still inadequate, particularly since the group's Schedule 13Ds fail to provide any disclosures regarding Seidcal and Partners. Although Seidcal and Partners each owns more than 50% of one or more of the limited liability companies formed by Mr. Seidman, and although Seidcal and Partners each has the contractual right to make certain decisions for those companies, the Seidman group has argued that they are not "control persons", and has refused to make complete disclosures about them. The Company also believes that the Company's Board properly rejected the nomination of Mr. Beier, and reasonably and properly decided to reduce the Board's size. For these reasons, on January 31, 1997, the Company appealed the District Court's decision to the United States Court of Appeals for the Third Circuit, and the Company requested that the Third Circuit hear the appeal on an expedited basis. On February 7, 1997, Mr. Seidman's group opposed the request for an expedited appeal.

    On February 28, 1997, the United States Court of Appeals for the Third Circuit granted the Company's motion for an expedited appeal, over the objection of the Seidman group. The appeal was argued on May 23, 1997. To date, the Third Circuit has not issued a decision on the appeal.

    While the appeal was pending, Mr. Seidman asked the Superior Court of New Jersey, Chancery Division, Passaic County, to set the annual meeting date. On February 24, 1997, the Passaic County Court orally directed that the Annual Meeting be held on April 18, 1997. The Court stayed that order after the Court of Appeals granted the Company's motion for an expedited appeal. On May 30, 1997, the Passaic County judge ordered that the Company's annual meeting of stockholders be held on August 4, 1997, on the assumption that the Third Circuit decision would be received in June. On June 27, 1997, the Passaic County judge re-affirmed his order, and the annual meeting was held on August 4, 1997.

    At the August 4, 1997 annual stockholders' meeting, the Company's nominees--Messrs. Auchter and Abramowitz--received a majority of the votes cast at the meeting as set forth in Item 4 below. Mr. Seidman, however, has filed yet another lawsuit, seeking to overturn the election.

    The Company's Employee Stock Ownership Plan ("ESOP"), like the ESOPs of many other companies, provides for "mirror" or "proportional" voting of shares not yet allocated to the accounts of employee-participants. The ESOP trustees ordinarily vote the unallocated shares "in the same proportion for and against proposals" as the employee-participants choose to vote their allocated shares, unless the trustees determine that compliance with applicable law, the fiduciary duties of the trustees or an Employer ESOP Voting Policy requires the shares to be voted in a different manner. All but a handful of the employee-participants in the ESOP directed the trustees to vote the "allocated" stock for the Company's slate of candidates for election as directors at the August 4, 1997 meeting. The trustees then carefully considered their fiduciary duties under applicable law and the provisions of the Employer ESOP Voting Policy, and the trustees voted the ESOP's unallocated stock essentially in the same proportion, for and against, as the employee-participants had directed them to vote the allocated stock.

    In a complaint filed in mid-August in the Superior Court of New Jersey, Chancery Division, Passaic County, Mr. Seidman challenged the "proportional" voting of the unallocated shares. Apparently believing that Messrs. Ochman, Auchter and Borden were still trustees of the ESOP on August 4 (they were not), Mr. Seidman sued them, Mr. Abramowitz and the Company. He later dismissed his claims against Mr. Abramowitz.

    On August 19, 1997, a Passaic County judge issued an ex parte order temporarily restraining the Company "from installing Thomas Auchter and Arthur
Abramowitz as New Members of The Board of Directors...."

    Defendants removed Mr.Seidman's "ESOP" action to the United States District Court for the District of New Jersey, and filed an Answer. The Company believes that the ESOP trustees acted properly and that Mr. Seidman's complaint is meritless.

    On September 19, 1997, the ESOP's trustees (Mr. Borden, Mr. Gleason and Mr. Stiles) filed a complaint in the United States District Court for the District of New Jersey, naming Mr. Seidman as a defendant, and seeking a declaration that the "proportional" voting provision of the ESOP is lawful and that the trustees acted properly when they voted the unallocated shares in accordance with the directions of the ESOP employee-participants. Mr. Seidman has answered the trustees' complaint.

    The trustees' lawsuit has been assigned to the same federal judge as Mr. Seidman's "ESOP" lawsuit. Formal discovery has yet to begin; no trial has been set.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    At the Annual Meeting of Stockholders held on August 4, 1997, the stockholders of the Company elected the Company's nominees for director and ratified the appointment of the Company's independent auditors, as set forth below. The number of shares present at the Annual Meeting in person or by proxy was 9,379,558. The matters voted upon together with the applicable voting results were as follows:

                                               For      Withhold
                                            ---------  -----------

1.  Election of Directors
      Thomas J. Auchter...................  4,911,642     115,941
      Arthur J. Abramowitz................  4,922,437     105,146
      Ernest Beier, Jr....................  4,340,093      11,882
      Richard Whitman.....................  4,340,030      11,945

                                               For       Against      Abstain
                                            ---------  -----------   ---------

2.   Ratification of appointment
     of Deloitte & Touche L.L.P..........   9,217,498      43,042      118,918

    The other directors of the Company whose terms continued after the Annual Meeting are John A. Borden, Paul W. Gleason, Francis X. Lorbecki, Jr., Joseph M. Ochman, Sr. and Albert D. Stiles, Jr. As discussed under Item 3 above, following the Annual Meeting, Mr. Seidman filed additional litigation with regard to the election of Messrs. Auchter and Abramowitz.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Shares of the Company's common stock are traded nationally under the symbol "IBSF" on the Nasdaq National Market. See also Note 20 of the Notes to Consolidated Financial Statements in Item 8 hereof incorporated herein by reference.

    At November 30, 1997, the Company had approximately 2,100 stockholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

    The information required herein is incorporated by reference from page 5 of the Registrant's 1997 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information required herein is incorporated by reference from pages 6 to 21 of the Registrant's 1997 Annual Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information required herein is incorporated by reference from pages 10 to 13 of the Registrant's 1997 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information required herein is incorporated by reference from pages 22 to 48 of the Registrant's 1997 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The following tables present information concerning the director of the Company, including tenure as a director of the Company's subsidiary, Inter-Boro Savings and Loan Association.

    DIRECTORS WHOSE TERMS EXPIRE IN 1998

                                                                  Principal Occupation
                                                                         During             Director
                     Name                          Age(1)         the Past Five Years         Since
----------------------------------------------  -------------  --------------------------  -----------

John A. Borden                                       79        Director; engaged in real      1966
                                                               estate related activities
                                                               since 1937 and independent
                                                               real estate appraiser
                                                               since 1953.

Joseph M. Ochman, Sr.                                66        Chairman of the Board of       1971
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

    DIRECTOR WHOSE TERM EXPIRES IN 1999

                                                                  Principal Occupation
                                                                         During             Director
                     Name                          Age(1)         the Past Five Years         Since
----------------------------------------------  -------------  --------------------------  -----------

Paul W. Gleason                                      78        Director; currently            1976
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

    DIRECTORS WHOSE TERMS EXPIRE IN 2000

                                                                  Principal Occupation
                                                                         During             Director
                     Name                          Age(1)         the Past Five Years         Since
----------------------------------------------  -------------  --------------------------  -----------

Francis X. Lorbecki, Jr.                             75        Director; currently            1968
                                                               retired. Formerly Senior
                                                               Vice President and loan
                                                               officer of the Association
                                                               until 1981.

Albert D. Stiles, Jr.                                70        Director; founder and          1977
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

    DIRECTOR WHOSE TERM EXPIRE IN 2001

                                                                  Principal Occupation
                                                                         During             Director
                     Name                          Age(1)         the Past Five Years         Since
----------------------------------------------  -------------  --------------------------  -----------

Thomas J. Auchter                                    71        Director; President of         1967
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

------------------------

(1) As of September 30, 1997.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

    Set forth below is information with respect to the principal occupations during the last five years for the five executive officers of the Company and the Association who do not serve as directors.

    Richard G. Sharp. Mr. Sharp has served as Executive Vice President and Chief Financial Officer of the Association since 1984 and of the Company since 1994, and has been employed in various capacities at the Association since 1972. Mr. Sharp is a past President of the Philadelphia Chapter of the Financial Managers Society and a past District Director of the Financial Managers Society's national organization. Mr. Sharp is currently a member of the Pennsylvania Institute of Certified Public Accountants, the American Institute of Certified Public Accountants and the Financial Managers Society. Mr. Sharp is 63 years old as of September 30, 1997.

    Matthew J. Kennedy. Mr. Kennedy has served as Executive Vice President and Treasurer of the Company and the Association since April 1996 and prior thereto as Senior Vice President and Assistant Treasurer since September 1995. He joined the Association in February 1995 as a Vice President. Mr. Kennedy was previously employed by Valley Federal Savings and Loan Association, Easton, Pennsylvania, where he served as Executive Vice President and Chief Financial Officer from 1985 to November 1993. Mr. Kennedy is 53 years old as of September 30, 1997.

    Anthony C. Chigounis. Mr. Chigounis has served as Senior Vice President, Operations and Administration of the Association since 1984, and has been employed in various capacities at the Association since 1971. Mr. Chigounis has been active in a number of civic organizations, including the United Way of both Burlington and Camden County, New Jersey. Mr. Chigounis served as President of the Camden County Council of Boy Scouts of America and is currently a member of the Executive Council. Mr. Chigounis is 60 years old as of September 30, 1997.

    Andrew A. Cosenza. Mr. Cosenza has served as Senior Vice President, Savings Officer of the Association since 1984, and has been employed in various capacities at the Association since 1970. Mr. Cosenza is a member and past Director of the Philadelphia Chapter of the Financial Managers Society, and a member of the Delaware Valley Chapter of the Institute for Financial Education. Mr. Cosenza has also been affiliated with the United Way of Camden County since 1980. Mr. Cosenza is 55 years old as of September 30, 1997.

    Lorraine H. O'Hara. Ms. O'Hara has served as Senior Vice President and Assistant Secretary of the Association since 1987, and has served in various capacities at the Association since 1966. Ms. O'Hara is a member and past President of the Philadelphia Chapter of the Financial Managers Society and is a member of the New Jersey State League Human Resource Committee and the South Jersey Human Resources Group. Ms. O'Hara has also been active in several United Way annual campaigns. Ms. O'Hara is 72 years old as of September 30, 1997.

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

                                               Annual Compensation                   Long Term Compensation
                                     ---------------------------------------  ------------------------------------
                                                                                      Awards             Payouts
                                                                              ------------------------   --------
       Name and           Fiscal                              Other Annual       Stock       Number of     LTIP       All Other
  Principal Position       Year      Salary(1)   Bonus(2)   Compensation(3)    Grants(4)    Options(5)    Payouts   Compensation
----------------------  -----------  ----------  ---------  ----------------  ------------  -----------  ---------  -------------

Joseph M. Ochman, Sr.         1997   $  548,000  $      --     $       --      $        --          --          --      $606,679(6)
President and Chief           1996      523,882         --             --               --          --          --       311,338
Executive Officer             1995      482,750     90,000             --        1,204,506     367,157          --        86,896

Richard G. Sharp              1997   $  121,680  $      --     $       --      $        --          --          --      $ 60,223(6)
Executive Vice                1996      119,060         --             --               --          --          --        65,682
President and CFO             1995      113,295     18,000             --          481,794     147,969          --        10,676

Matthew J. Kennedy
Executive Vice                1997   $  106,808  $      --     $       --      $        --       6,900          --      $ 49,231
President and                 1996       93,493         --             --               --       2,300          --            --
Treasurer                     1995       55,408      4,000             --               --      25,300          --            --

------------------------

(1) Includes $0, $16,000 and $62,500 accrued on behalf of Mr. Ochman pursuant to a deferred compensation plan in fiscal 1997, 1996 and 1995, respectively.

(2) The Company did not pay its senior executive officers a bonus for fiscal 1997 or 1996.

(3) Does not include amounts attributable to miscellaneous benefits received by the named executive officers. In the opinion of management of the Association, the costs to the Association of providing such benefits to each named executive officer during the year ended September 30, 1997 did not exceed the lesser of $50,000 or 10% of the total of annual salary and bonus reported for the individual.

(4) Represents the grant of 146,863 and 58,744 shares of restricted Common Stock to Messrs. Ochman and Sharp, respectively, pursuant to the Company's Recognition Plan, which were deemed to have had the indicated value at the date of grant. The restricted Common Stock awarded to Messrs. Ochman and Sharp which had not yet vested as of September 30, 1997 had a fair market value of $1.5 million and $601,000 at September 30, 1997, respectively, based on the $17.063 per share closing market price on such date. The awards vest 20% each year beginning January 19, 1996, and dividends are paid on the restricted shares.

(5) Consists of stock options granted pursuant to the Company's 1995 Stock Option Plan which are exercisable at the rate of 20% each year beginning January 19, 1996.

(6) Includes $9,510 in premiums paid on certain life insurance policies, $535,521 of stock units allocated to Mr. Ochman's account under the Company's Excess Benefit Plan, and $1,900 for fees paid for service as trustee of the Association's pension plan to Mr. Ochman in fiscal 1997. Also includes $60,223, $60,223 and $49,231 for 4,112 shares, 4,112 shares and 3,361 shares allocated on behalf of Messrs. Ochman, Sharp and Kennedy, respectively, in fiscal 1997 under the Company's ESOP.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Review Committee of the Board of Directors recommends compensation for the Association's employees, which is then ratified by the full Board of Directors. During the fiscal year ended September 30, 1997, the members of the Committee were Messrs. Borden (Chairman), Gleason and Stiles. During fiscal 1997, no member of the Compensation Review Committee was a former or current full-time officer or employee of the Company or the Association.

STOCK OPTIONS

    The following table sets forth, with respect to each executive officer named in the Summary Compensation Table, information with respect to stock options granted during fiscal 1997.


                                                                               Potential Realizable Value at     Alternative To (f)
                                                                               Assumed Annual Rates of Stock       And (g): Grant
                                           Individual Grants                 Price Appreciation for Option Term       Date Value
                        ---------------------------------------------------  ----------------------------------  ------------------
                                    Percent of Total                                                                 Grant Date
                         Options     Options Granted   Exercise  Expiration       5% ($)           10% ($)         Percent Value $
      Name              Granted(1)   to Employees(2)   Price(3)     Date           (f)               (g)                (h)
----------------------  ----------  ----------------   --------  ----------  ----------------  ----------------  ------------------
Joseph M. Ochman, Sr..      --             --             --         --            --                --                  --
Richard G. Sharp......      --             --             --         --            --                --                  --
Matthew J. Kennedy....     6,900           63%          $15.00     3/21/07      $65,067(4)       $171,879(4)            N/A

------------------------
(1) None of the indicated awards were accompanied by stock appreciation rights.

(2) Percentage of options granted to all employees and directors during fiscal 1997.

(3) The exercise price was based on the market price of the Common Stock on the date of the grant.

(4) Assumes compounded rates of return for the remaining option life and future stock prices of $24.43 and $38.91 per share at 5% and 10%, respectively.

    The following table discloses certain information regarding the options held at September 30, 1997 by the Chief Executive Officer and each other named executive officer.

                                                                        Number of Options at        Value of Options at
                                                                         September 30, 1997          September 30, 1997
                                              Shares                 --------------------------  --------------------------
                                             Acquired      Value
                 Name                       on Exercise   Realized   Exercisable  Unexercisable  Exercisable  Unexercisable
------------------------------------------  -----------  ----------  -----------  -------------  -----------  -------------
Joseph M. Ochman, Sr......................      58,885   $  432,315      87,968        220,294    $ 779,484    $ 1,952,025
Richard G. Sharp..........................      --           --          59,188         88,781      524,465        786,688
Matthew J. Kennedy........................      --           --          10,580         23,920       60,729        137,301

------------------------
(1) Based on a per share market price of $17.063 at September 30, 1997.

DIRECTORS' FEES

    Directors of the Company received an annual fee of $2,400 from the Company during fiscal 1997. Directors of the Association are paid a monthly fee for attendance at each Board of Directors' meeting. The amount of the fee was $1,325 during fiscal 1997. Two paid absences are permitted. For service on the Executive Committee, which generally meets once a month, directors received fees of $575 per meeting attended in fiscal 1997. For service on the General Loan Committee, which generally meets twice each month, directors received fees of $500 per meeting attended in fiscal 1997. For all other meetings of committees, which meet as needed, directors received fees of $475 per meeting attended during fiscal 1997. Those directors who serve as trustees of the Association's Retirement Plan receive a fee, which amounted to $475 per quarter during fiscal 1997. The Chairman of the Board of Directors does not receive any fees for service as Chairman.

EMPLOYMENT AGREEMENTS

    The Company and the Association (the "Employers") during October 1994 entered into employment agreements with each of Messrs. Ochman, Sharp, Chigounis, Cosenza and Ms. O'Hara. The Employers agreed to employ Messrs. Ochman and Sharp for a term of three years and the other officers for a term of two years, in each case in their current respective positions. The agreements with Messrs. Chigounis and Cosenza and Ms. O'Hara expired in October 1996, and the agreement with Mr. Sharp expired in October 1997. On April 22, 1996, Mr. Ochman's joint agreement with both the Company and the Association was replaced by two separate three-year employment agreements--one with the Company and one with the Association. The compensation and expenses of Mr. Ochman (the "Executive") are paid by the Company and the Association in the same proportion as the time and services actually expended by the Executive on behalf of each respective Employer. The term of Mr. Ochman's employment agreements with the Company and the Association shall be extended each year for a successive additional one-year period upon approval of the respective Board of Directors unless Mr. Ochman elects, not less than 30 days prior to the annual anniversary date, not to extend the employment term.

    The Executive's employment agreements are terminable with or without cause by the respective Employer(s). The Executive has no right to compensation or other benefits pursuant to the employment agreement for any period after voluntary termination or termination by the respective Employer(s) for cause, disability, retirement or death, provided, however, that (i) in the event that
(a) the Executive terminates his employment because of failure of the respective Employer(s) to comply with any material provision of the employment agreement or the respective Employer(s) change the Executive's title or duties, or (b) the employment agreement is terminated by the respective Employer(s) other than for cause, disability, retirement or death or by the Executive as a result of certain adverse actions which are taken with respect to the Executive's employment following a Change in Control of the Company, as defined, the Executive will be entitled to a cash severance amount equal to three times the Executive's base salary, and (ii) Mr. Ochman's employment agreements provide for certain death, disability and medical benefits as set forth below. In addition, Mr. Ochman will be entitled to a continuation of benefits similar to those he is receiving at the time of such termination for the remaining term of the agreement or until he obtains full-time employment with another employer.

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

    The employment agreement with the Association provides that if the payments and benefits to be provided thereunder or otherwise upon termination of employment are deemed to constitute a "parachute payment" within the meaning of
Section 280G of the Code, then such payments and benefits payable thereunder shall be reduced, in the manner determined by the Executive, by the amount, if any, which is the minimum necessary to result in no portion of the payments and benefits being non-deductible by the Employers for federal income tax purposes. Parachute payments generally are payments in excess of three times the base amount, which is defined to mean the recipient's average annual compensation from the employer includible in the recipient's gross income during the most recent five taxable years ending before the date on which a change in control of the employer occurred. Recipients of parachute payments are subject to a 20% excise tax on the amount by which such payments exceed the base amount, in addition to regular income taxes, and payments in excess of the base amount are not deductible by the employer as compensation expense for federal income tax purposes. Under Mr. Ochman's employment agreement with the Company, Mr. Ochman could receive payments and benefits that constitute a parachute payment, in which event the Company has agreed to pay the 20% excise tax that would otherwise be owed by Mr. Ochman and such additional amounts as may be necessary to reimburse Mr. Ochman for the state and federal income and excise taxes on such amounts. Because the amount of the payments and benefits that could constitute a parachute payment is dependent upon the timing, price and structure of any change in control that may occur in the future, it is not possible at this time to quantify the dollar impact of this change in Mr. Ochman's employment agreement.

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

    At September 30, 1996, Messrs. Ochman, Sharp and Kennedy had 27, 24 and 2 years, respectively, of credited service under the Retirement Plan. The Association terminated the Retirement Plan effective September 1, 1996 and provided the participants with their benefits in March 1997. Messrs. Ochman, Sharp and Kennedy received cumulative benefits under the Retirement Plan in lump sum distributions of approximately $1.15 million, $543,000 and $22,000, respectively, which cumulative benefits reflect 27, 24 and 2 years, respectively, of credited service.

    SUPPLEMENTAL EXECUTIVE RETIREMENT AGREEMENT. In September 1987, the Association entered into a Supplemental Executive Retirement Agreement ("SERP") with Mr. Ochman in order to supplement the retirement benefits to be received by him pursuant to the Association's Retirement Plan. Under the SERP, upon retirement from the Association after attaining age 65, Mr. Ochman would have been entitled to receive an annual supplemental retirement benefit equal to 1.35% of his final average earnings, as defined in the Retirement Plan, up to the social security covered compensation, plus 2% of final average earnings in excess of such amount multiplied by Mr. Ochman's years of service (to a maximum of 35 years), and reduced by the benefit payable under the Retirement Plan. The obligation to make payments pursuant to the SERP was unfunded, and the Association annually credited to an account an amount which was projected to be sufficient to defray the Association's obligation under the SERP. During the year ended September 30, 1996, the Association recognized an expense of $824,000 in connection with the SERP. The Association has terminated the SERP effective September 1, 1996 and provided cumulative SERP benefits of approximately $1.7 million to Mr. Ochman in March 1997. This amount represents cumulative benefits, including the earnings thereon, since 1987.

    DEFERRED COMPENSATION AGREEMENT. In January 1977, the Association and Mr. Ochman entered into a deferred compensation agreement which was restated as of December 1988 (the "Agreement"), pursuant to which Mr. Ochman was permitted to defer a discretionary percentage of the total compensation otherwise payable to him. The payment of deferred compensation pursuant to the Agreement was unfunded, and the Association credited to a deferred compensation account the amounts of compensation deferred by Mr. Ochman. Amounts held pursuant to the Agreement were required to be paid to Mr. Ochman within 60 days following the date of the termination of his employment with the Association, or as may be permitted at an earlier date by the Board of Directors with Mr. Ochman abstaining from voting. Mr. Ochman deferred $16,000 of compensation during fiscal 1996. The Association and Mr. Ochman terminated the agreement in January 1996, at which time the remaining cumulative deferred amount of $202,000 was distributed to Mr. Ochman.

    LIFE INSURANCE ARRANGEMENTS. In October 1981, the Association and Mr. Ochman entered into a supplemental deferred compensation agreement (the "Supplemental Agreement") pursuant to which the Association agreed to maintain certain life insurance policies on Mr. Ochman's life with an aggregate face amount of approximately $389,600 until Mr. Ochman's retirement after having attained the age of 65. Life insurance policies that were previously owned by the Association's Retirement Plan were purchased from the Retirement Plan by the Association pursuant to the Supplemental Agreement for an amount equal to their then cash value. The policies were amended to provide that the beneficiary of the policies shall be Mr. Ochman's spouse and her heirs, and the Association agreed to continue to pay the required premium payments. During the year ended September 30, 1997, the Association paid total premiums of $9,510 with respect to these insurance contracts. The Supplemental Agreement provides that, following Mr. Ochman's retirement or disability, the Association will commence payment to Mr. Ochman of the cash value of the insurance contracts in monthly installments over a period of ten years.

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

    Shares purchased by the ESOP with the proceeds of the loan are held in a suspense account and released on a pro rata basis as debt service payments are made. Discretionary contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation. Forfeitures are reallocated among remaining participating employees and may reduce any amount the Company might otherwise have contributed to the ESOP. Participants will vest in their right to receive their account balances within the ESOP at the rate of 20% per year, starting with completion of their third year of service. In the case of a "change in control," as defined, however, participants will become immediately fully vested in their account balances. Benefits may be payable upon retirement, early retirement, disability or separation from service. The Company's contributions to the ESOP are not fixed, so benefits payable under the ESOP cannot be estimated. Messrs. Borden, Gleason and Stiles serve as trustees of the ESOP.

    The Board of Directors of the Company has authorized an excess benefit plan ("EBP") to provide certain additional retirement benefits to Mr. Ochman. The EBP provides that Mr. Ochman shall receive an annual allocation of stock units representing shares of Common Stock of the Company. The number of stock units allocable to his benefit each year shall be equal to the difference between the annual allocation of shares that would have been made to him in the ESOP, without regard to the $150,000 limitation as set forth in Section 401(a)(17) of the Code, minus the number of shares actually allocated to his ESOP account in a particular year. The Company allocated 33,746 stock units having an aggregate value of $535,521 as of September 30, 1997 to the EBP in fiscal 1997.

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

                                                                                            Common Stock
                                                                                      Beneficially Owned as of
                                                                                      September 30, 1997(1)(2)
                                                                                      -------------------------
Name of Beneficial Owner                                                                     No.            %
------------------------------------------------------------------------------------  -----------------  ------
IBS Financial Corp. Employee                                                          1,223,347(3)        11.2%
  Stock Ownership Plan Trust
  1909 E. Route 70
  Cherry Hill, New Jersey 08003

Lawrence B. Seidman, ET AL.                                                             887,506(4)         8.1%
1235A Route 23 South
Wayne, New Jersey 07470

Directors:
  Thomas J. Auchter                                                                     164,534(3)(5)(6)   1.5%
  John A. Borden                                                                        123,904(3)(5)(7)   1.1%
  Paul W. Gleason                                                                       116,027(5)         1.1%
  Francis X. Lorbecki, Jr                                                               115,515(5)(8)      1.0%
  Joseph M. Ochman, Sr                                                                  440,436(3)(9)      4.0%
  Albert D. Stiles, Jr                                                                  199,051(5)(10)     1.7%

Certain other executive officers:
  Richard G. Sharp                                                                      149,691(11)        1.4%

All directors and executive officers of the Company and the Association
  as a group (12 persons)                                                             1,584,854(3)(12)    13.7%

                                                  (FOOTNOTES ON FOLLOWING PAGES)

------------------------
(1) For purposes of this table, pursuant to rules promulgated under the 1934 Act, an individual is considered to beneficially own shares of Common Stock if he or she directly or indirectly has or shares (1) voting power, which includes the power to vote or to direct the voting of the shares; or (2) investment power, which includes the power to dispose or direct the disposition of the shares. Unless otherwise indicated, an individual has sole voting power and sole investment power with respect to the indicated shares.

(2) Under applicable regulations, a person is deemed to have beneficial ownership of any shares of Common Stock which may be acquired within 60 days of September 30, 1997 pursuant to the exercise of outstanding stock options. Shares of Common Stock which are subject to stock options are deemed to be outstanding for the purpose of computing the percentage of outstanding Common Stock owned by such person or group but not deemed outstanding for the purpose of computing the percentage of Common Stock owned by any other person or group.

(3) The IBS Financial Corp. Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the IBS Financial Corp. Employee Stock Ownership Plan ("ESOP") by an agreement between the Company and Messrs. Ochman, Auchter and Borden, who act as trustees of the plan ("Trustees"). As of September 30, 1997, 899,712 shares of Common Stock held in the Trust were unallocated and 323,635 shares had been allocated to the accounts of participating employees. Under the terms of the ESOP, the Trustees will generally vote the allocated shares held in the ESOP in accordance with the instructions of the participating employees and will generally vote unallocated shares held in the ESOP in the same proportion for and against proposals to stockholders as the ESOP participants and beneficiaries actually vote shares of Common Stock allocated to their individual accounts, subject in each case to the fiduciary duties of the ESOP trustees and applicable law. Any allocated shares which either abstain on the proposal or are not voted will be disregarded in determining the percentage of stock voted for and against each proposal by the participants and beneficiaries. The amount of Common Stock beneficially owned by directors who serve as trustees of the ESOP and by all directors and executive officers as a group does not include the unallocated shares held by the Trust.

(4) Based on a Schedule 13D filed pursuant to the 1934 Act by Lawrence B. Seidman, Seidman and Associates, L.L.C. ("SAL"), Seidman and Associates II, L.L.C. ("SAL II"), Federal Holdings, L.L.C. ("Holdings"), Seidman Investment Partnership, L.P. ("SIP"), The Benchmark Company, Inc. ("TBCI"), Benchmark Partners, LP ("Partners"), Richard Whitman, Lorraine Di Paolo, Dennis Pollack, and Ernest Beier, Jr. (collectively, the "Reporting Persons"), which have formed a "group" pursuant to Rule 13d-5 under the 1934 Act. Mr. Seidman beneficially owns and has the right to vote and dispose of 4,117 shares of Common Stock owned by his retirement account.

     Mr. Seidman also claims sole investment discretion and voting authority over an additional 8,976 shares of Common Stock held by Jeffrey Greenberg (3,105 shares), Steven Greenberg (3,105 shares), Richard Baer (730 shares), Brent Wolmer (690 shares) and Sonia Seidman (1,346 shares). The
     Schedule 13D filed by Mr. Seidman's group indicates that these last five individuals have agreed to sell and vote their shares as directed by Mr. Seidman. In addition, Mr. Seidman, in his capacity as the President of Veteri Place Corporation, the sole general partner of SIP, which is an investment partnership, and as manager of SAL, SAL II and Holdings, companies organized to invest in securities, may be deemed to beneficially own 418,674 shares of Common Stock owned beneficially by such companies. Mr. Whitman and Ms. Di Paolo, the President and Executive Vice President, respectively, of TCBI, a broker-dealer and investment advisor, and each a general partner of Partners, an investment partnership, have sole dispositive and voting power as to 3,542 shares and 32,677 shares, respectively, of Common Stock. In addition, Mr. Whitman and Ms. DiPaolo may be deemed to have shared dispositive and voting power as to the 250,504 shares and the 143,750 shares of Common Stock held by TBCI and Partners, respectively, except that one or both of these companies sold an aggregate of 2,875 shares subsequent to the
     Schedule 13D amendment dated January 23, 1997. Messrs. Pollack and Beier own 14,081 shares and 14,950 shares, respectively, of Common Stock. The above amounts exclude shares held by relatives of Messrs. Pollack and Beier, as to which shares they disclaim beneficial ownership.

(5) Includes 18,946 unvested shares granted to each non-employee director pursuant to the Company's Recognition and Retention Plan and Trust ("Recognition Plan"), which shares may be voted by each director, and 73,431 shares (67,681 shares for Mr. Gleason) which may be acquired upon the exercise of stock options exercisable within 60 days of September 30, 1997.

(6)  Includes 31,625 shares held by Mr. Auchter's wife.

(7)  Includes 1,897 shares held by Mr. Borden's wife.

(8)  Includes 63 shares held by Mr. Lorbecki's wife.

(9) Includes 111,495 shares held jointly with Mr. Ochman's wife, 88,116 unvested shares granted to Mr. Ochman pursuant to the Company's Recognition Plan which may be voted by Mr. Ochman, 15,034 shares allocated to Mr. Ochman pursuant to the Company's ESOP, 6,325 shares held by Mr. Ochman's wife, 3,232 shares held in trust for the benefit of Mr. Ochman's grandchildren and 87,977 shares which may be acquired upon the exercise of stock options exercisable within 60 days of September 30, 1997.

(10) Includes 10,120 shares held by Mr. Stiles' wife.

(11) Includes 12,650 shares held jointly with Mr. Sharp's wife, 8,133 shares held by Mr. Sharp's wife, 35,245 unvested shares granted to Mr. Sharp pursuant to the

     Company's Recognition Plan which may be voted by Mr. Sharp, 15,454 shares allocated to Mr. Sharp pursuant to the Company's ESOP and 59,188 shares which may be acquired upon the exercise of stock options exercisable within 60 days of September 30, 1997.

(12) Includes 65,120 shares allocated to all executive officers as a group pursuant to the Company's ESOP, 274,755 unvested shares granted to all executive officers and directors as a group pursuant to the Company's Recognition Plan which may be voted by such persons, and 612,326 shares which may be acquired by all executive officers and directors as a group upon the exercise of stock options exercisable within 60 days of September 30, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The Association's policy provides that all loans made by the Association to its directors and officers are made in the ordinary course of business, are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features. During the fiscal year ended September 30, 1997, none of the Association's directors and executive officers had aggregate loan balances in excess of $60,000, and no such individual had engaged in any transaction with the Association with a value in excess of $60,000.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) Document filed as part of this Report.

        (1) The following documents are filed as part of this report and are incorporated herein by reference from the Registrant's 1997 Annual Report.

    Report of Independent Auditors.

    Consolidated Statements of Financial Condition at September 30, 1997 and
    1996.

    Consolidated Statements of Income for the Years Ended September 30, 1997, 1996, and 1995.

    Consolidated Statements of Changes in Stockholders' Equity for the Years Ended September 30, 1997, 1996 and 1995.

    Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995.

    Notes to the Consolidated Financial Statements.

        (2) All schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because they are not applicable or the required information is included in the Consolidated Financial Statements or notes thereto.

        (3)(a) The following exhibits are filed as part of this Form 10-K, and this list includes the Exhibit Index.



   No.                                       Description
-------  -----------------------------------------------------------------------------------------

 3.1     Certificate of Incorporation of IBS Financial Corp.(1)
 3.2     Amended Bylaws of IBS Financial Corp.(2)
 4       Stock Certificate of IBS Financial Corp.(1)
10.1     IBS Financial Corp. Employee Stock Ownership Plan and Trust(1) *
10.2     Amendment No. 1 to the IBS Financial Corp. Employee Stock Ownership Plan and Trust(2) *
10.3     Employment Agreement between the Registrant and Joseph M. Ochman, Sr.(2) *
10.4     Employment Agreement between Inter-Boro Savings and Loan Association and Joseph M.
         Ochman, Sr.(2)*
10.5     Employment Agreement between the Registrant, Inter-Boro Savingsand Loan Association
         and Richard G. Sharp (expired in 10/97)(3)*
10.6     Stock Option Plan(3) *
10.7     Recognition and Retention Plan of Inter-Boro Savings and Loan Association and Trust
         Agreement(3) *
10.8     Amendment Nos. 2 and 3 to the IBS Financial Corp. Employee Stock Ownership Plan and
         Trust *
13       1997 Annual Report to Stockholders
21       Subsidiaries of the Registrant--Reference is made to Item 1. "Business" for the required information
27       Financial Data Schedule


------------------------

(1) Incorporated by reference from the Registration Statement on Form S-1 (Registration No. 33-80548) filed by the Registrant with the Securities and Exchange Commission ("SEC") on June 21, 1994, as amended.

(2) Incorporated by reference from the Annual Report on Form 10-K for the year ended September 30, 1996 filed by the Registrant with the SEC.

(3) Incorporated by reference from the Annual Report on Form 10-K for the year ended September 30, 1994 filed by the Registrant with the SEC.

*   Management contract or compensatory plan or arrangement.

(3) (b) Reports filed on Form 8-K.

    None.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            IBS FINANCIAL CORP.


                                            By: /s/ Joseph M. Ochman, Sr.
                                                -------------------------------
                                                Joseph M. Ochman, Sr.
                                                Chairman of the Board,
                                                President and Chief Executive
                                                Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Joseph M. Ochman, Sr.                                  December 19, 1997
---------------------------------------
Joseph M. Ochman, Sr.
Chairman of the Board, President and
Chief Executive Officer

/s/ Richard G. Sharp                                       December 19, 1997
---------------------------------------
Richard G. Sharp
Executive Vice President and
Chief Financial Officer

/s/ Matthew J. Kennedy                                     December 19, 1997
---------------------------------------
Matthew J. Kennedy
Executive Vice President and Treasurer

/s/ Thomas J. Auchter                                      December 19, 1997
---------------------------------------
Thomas J. Auchter
Director

/s/ John A. Borden                                         December 19, 1997
---------------------------------------
John A. Borden
Director

/s/ Albert D. Stiles, Jr.                                  December 19, 1997
---------------------------------------
Albert D. Stiles, Jr.
Director

/s/ Paul W. Gleason                                        December 19, 1997
---------------------------------------
Paul W. Gleason
Director