Form 10-Q
period 1997-12-31
IBS FINANCIAL CORP
filed 1998-02-11
CIK 925780

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from       to

                          Commission File Number 0-24862

                                 IBS Financial Corp.
                 (Exact name of registrant as specified in its charter)


NEW JERSEY                                                                                         22-3301933
----------                                                                                         ----------
(State or other jurisdiction of incorporation or organization)                                 (I.R.S. Employer
                                                                                               Identification
                                                                                               Number)

                   1909 EAST ROUTE 70
                CHERRY HILL, NEW JERSEY                                    08003
                -----------------------                                    -----
(Address of principal executive office)                                  (Zip Code)

                                 (609) 424-1000
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of January 31, 1998 there were issued and outstanding 10,944,327 shares of the Registrant's Common Stock.

                              IBS FINANCIAL CORP.

                               TABLE OF CONTENTS


PART I.              CONSOLIDATED FINANCIAL INFORMATION              PAGE
----------  ----------------------------------------------------     -----
Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition (As
            of December 31, 1997 and September 30, 1997)                   1

            Consolidated Statements of Income (For the quarter
            ended December 31, 1997 and 1996)                              2

            Consolidated Statements of Cash Flows (For the three
            months ended December 31, 1997 and 1996)                       3

            Notes to Consolidated Financial Statements                     5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10


Part II.    Other Information

Item 1.     Legal Proceedings                                             15
Item 2.     Changes in Securities                                         15
Item 3.     Defaults Upon Senior Securities                               15
Item 4.     Submission of Matters to a Vote of Security Holders           15
Item 5.     Other Information                                             15
Item 6.     Exhibits and Reports on Form 8-K                              15



Signatures                                                                16

                              IBS FINANCIAL CORP.
                Consolidated Statements of Financial Condition
                   December 31, 1997 and September 30, 1997
                                 (In thousands)

                                                                                      DECEMBER 31,  SEPTEMBER 30,
                                                                                          1997          1997
                                                                                      ------------  -------------
ASSETS
Cash and cash equivalents...........................................................   $   25,617        15,811
Securities available for sale.......................................................      125,278       136,430
Investments (market value $7,584 and $27,859
  at December 31, 1997 and September 30, 1997)......................................        7,584        27,859
Mortgage-backed securities (market value $341,595 and
  $332,713 at December 31, 1997 and September 30, 1997).............................      335,491       326,869
Loans receivable, net...............................................................      217,241       210,008
Accrued interest receivable:
  Loans.............................................................................        1,674         1,699
  Mortgage-backed securities........................................................        1,964         2,015
  Investments.......................................................................           29           103
Federal Home Loan Bank stock........................................................        6,075         6,075
Office properties and equipment, net................................................        6,689         6,782
Other assets........................................................................          539         1,100
                                                                                      ------------  -------------
Total assets........................................................................   $  728,181       734,751
                                                                                      ------------  -------------
                                                                                      ------------  -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits............................................................................   $  560,057       567,375
FHLB advances.......................................................................       33,083        34,319
Advances from borrowers.............................................................        2,325         2,303
Other liabilities...................................................................        3,548         2,735
                                                                                      ------------  -------------
Total liabilities...................................................................      599,013       606,732
                                                                                      ------------  -------------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, authorized 25,000,000
    shares; 11,609,723 shares issued and outstanding................................          116           116
  Additional paid-in capital........................................................      113,456       113,203
  Common stock acquired by ESOP and MRP.............................................       (8,401)       (8,941)
  Treasury stock, at cost; 665,396 shares and 660,396 shares........................      (10,345)      (10,238)
  Net unrealized gain on securities available for
    sale, net of taxes..............................................................        1,522         1,631
  Retained earnings.................................................................       32,820        32,248
                                                                                     ------------  -------------
Total stockholders' equity..........................................................      129,168       128,019
                                                                                     ------------  -------------
Total liabilities and stockholders' equity..........................................   $  728,181       734,751
                                                                                     ------------  -------------
                                                                                     ------------  -------------

                                IBS FINANCIAL CORP.
                         Consolidated Statements of Income
                      Quarter Ended December 31, 1997 and 1996
                        (in thousands, except per share data)

                                                                  QUARTER ENDED
                                                                   DECEMBER 30,
                                                               --------------------
                                                                 1997       1996
                                                               ---------  ---------
Interest income:
  Loans......................................................  $   4,111      3,708
  Mortgage-backed securities.................................      8,118      7,877
  Investments................................................        595      1,481
                                                               ---------  ---------
Total interest income........................................     12,824     13,066
                                                               ---------  ---------
Interest expense:
  Deposits...................................................      6,800      6,772
  Borrowings.................................................        528        519
                                                               ---------  ---------
Total interest expense.......................................      7,328      7,291
                                                               ---------  ---------
Net interest income..........................................      5,496      5,775
Provision for loan losses....................................         10         10
                                                               ---------  ---------
Net interest income after provision
  for loan losses............................................      5,486      5,765
                                                               ---------  ---------
Other operating income:
  Service fees and late charges..............................        132         90
  Other income...............................................        123         58
                                                               ---------  ---------
Total other operating income.................................        255        148
                                                               ---------  ---------
Operating expenses:
  Compensation and employee benefits.........................      2,503      2,120
  Occupancy and equipment....................................        261        292
  Data processing............................................        115        111
  Federal insurance premiums.................................         89        254
  Advertising and promotion..................................         71        152
  Professional fees..........................................        142        367
  Other......................................................        281        240
                                                               ---------  ---------
Total operating expenses.....................................      3,462      3,536
                                                               ---------  ---------
Income before taxes..........................................      2,279      2,377
Income taxes.................................................        739        824
                                                               ---------  ---------
Net income...................................................  $   1,540      1,553
                                                               ---------  ---------
                                                               ---------  ---------
Basic earnings per share.....................................  $    0.16       0.15
                                                               ---------  ---------
                                                               ---------  ---------
Diluted earnings per share...................................  $    0.14       0.14
                                                               ---------  ---------
                                                               ---------  ---------

                              IBS FINANCIAL CORP.
                     Consolidated Statements of Cash Flows
                    Quarter Ended December 31, 1997 and 1996
                                (In thousands)

                                                                         QUARTER ENDED
                                                                          DECEMBER 31,
                                                                     ---------------------
                                                                       1997        1996
                                                                     ---------  ----------
OPERATING ACTIVITIES:
Net income.........................................................  $   1,540       1,553
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization..................................         98          99
    Provision for loan losses......................................         10          10
    Market adjustment on ESOP......................................        284         160
    MRP earned.....................................................        303         301
    Changes in assets and liabilities that
      provided (used) cash:
        Accrued interest receivable................................        150         476
        Other assets...............................................        561          89
        Other liabilities..........................................        872      (2,654)
                                                                     ---------  ----------
Net cash provided by operating activities..........................      3,818          34
                                                                     ---------  ----------
INVESTING ACTIVITIES:
Principal repayments of:
  Loans............................................................      6,265       5,716
  Mortgage-backed securities.......................................     27,357      14,286
Purchases of:
  Investments......................................................    (67,300)   (179,100)
  Mortgage-backed securities.......................................    (24,995)          0
Proceeds from maturity of investments..............................     87,575     179,878
Loans originated or acquired.......................................    (13,562)    (11,617)
Loans sold.........................................................         54           0
Property and equipment acquired....................................         (5)     (1,004)
                                                                     ---------  ----------
Net cash provided by (used) in investing activities................     15,389       8,159
                                                                     ---------  ----------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits................................     (7,318)      4,143
Increase (decrease) in advances from borrowers.....................         22         (70)
FHLB advances......................................................          0      20,000
FHLB repayments....................................................     (1,236)       (880)
Cash dividends paid................................................       (968)       (691)
Payments on ESOP debt, net.........................................        237         236
Treasury stock acquired............................................       (216)    (13,176)
Stock options exercised............................................         78           0
                                                                     ---------  ----------
Net cash provided from (used in) financing activities..............     (9,401)      9,562
                                                                     ---------  ----------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS......................................................  $   9,806      17,755

                              IBS FINANCIAL CORP.
               Consolidated Statements of Cash Flows, Continued
                               (In thousands)

                                                                        QUARTER ENDED
                                                                         DECEMBER 31,
                                                                     --------------------
                                                                       1997       1996
                                                                     ---------  ---------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD..............................................  $  15,811     12,466
                                                                     ---------  ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD....................................................  $  25,617     30,221
                                                                     ---------  ---------
                                                                     ---------  ---------
SUPPLEMENTAL DISCLOSURES:
  Cash paid out for:
    Interest expense...............................................  $   7,350      7,128
                                                                     ---------  ---------
                                                                     ---------  ---------
    Income taxes...................................................  $       0          0
                                                                     ---------  ---------
                                                                     ---------  ---------
NON-CASH TRANSFERS FROM LOANS TO REAL ESTATE OWNED.................  $    --         --
                                                                     ---------  ---------
                                                                     ---------  ---------

                              IBS FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF FINANCIAL STATEMENT PRESENTATION

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report of IBS Financial Corp. (the "Company") for the fiscal year ended September 30, 1997. The results for the quarter ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. Per share amounts for the prior period have been adjusted to reflect the 15% stock dividend paid on May 6, 1997.

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

(3) COMMON STOCK ACQUIRED BY THE EMPLOYEE STOCK OWNERSHIP PLAN

    In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. The Company purchased 1,174,902 shares of common stock on behalf of the ESOP in the Conversion. At December 31, 1997, 117,194 shares of the total ESOP shares were committed to be released with 323,635 shares allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of compensation expense, which will be recognized over a ten year vesting period, to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. At December 31, 1997, the ESOP loan balance, net of related receivable, amounted to $5,895,340 and is recorded as a charge against stockholders' equity. The Company recorded compensation and employee benefit expense related to the ESOP of $609,786 and $550,125 for the quarters ended December 31, 1997 and 1996, respectively.

(4) RECOGNITION AND RETENTION PLAN TRUST

    At the Company's Annual Meeting of Stockholders held on January 19, 1995, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. In order to fund the RRP, the RRP purchased 587,451 shares in the open market at an aggregate cost of $6,085,000. As of December 31, 1997, all shares available under the RRP had been awarded to the Company's Board of Directors and the Association's executive officers and other key employees.

    At December 31, 1997, the deferred cost of the unearned RRP shares amounted to $2,506,480 and is recorded as a charge against stockholders' equity. Compensation expense will be recognized over the five year vesting period for shares awarded. The Company recorded compensation and employee benefit expense related to the RRP of $303,192 and $300,909 for the quarters ended December 31, 1997 and 1996, respectively. RRP charges began to be recorded in the quarter ended June 30, 1995 when the RRP shares were purchased after receiving required stockholder and regulatory approval.

(5) STOCK OPTION PLAN

    The 1995 Stock Option Plan (the "Plan") was approved by the Company's stockholders at the Annual Meeting on January 19, 1995. At December 31, 1997, an aggregate of 1,290,850 stock options were outstanding and 90,285 stock options were reserved for future issuance under the Plan. Stock options were granted to the Company's directors, and the Association's executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan.

(6) LOANS RECEIVABLE

    Loans receivable at December 31, 1997 and September 30, 1997 consisted of the following (in thousands):

                                                                                      DECEMBER 31,  SEPTEMBER 30,
                                                                                          1997          1997
                                                                                      ------------  -------------
Real estate loans:
  Mortgage loans (1-4 residential)..................................................   $  192,488       184,498
  Construction loans................................................................        2,400           261
  Loans on savings accounts.........................................................        2,378         2,486
  Commercial real estate loans......................................................       24,081        24,568
  Consumer loans....................................................................        1,300         1,234
                                                                                      ------------  -------------
    Total...........................................................................      222,647       213,047
Less:
  Deferred loan fees................................................................       (2,004)       (1,897)
  Allowance for loan losses.........................................................       (1,074)       (1,064)
  Loans in process..................................................................       (2,328)          (78)
                                                                                      ------------  -------------
    Total...........................................................................   $  217,241       210,008
                                                                                      ------------  -------------
                                                                                      ------------  -------------

    Changes in the allowance for loan losses were as follows (in thousands):

                                                                               QUARTER ENDED        YEAR ENDED
                                                                             DECEMBER 31, 1997  SEPTEMBER 30, 1997
                                                                             -----------------  -------------------
Balance, beginning of period...............................................      $   1,064               1,024
Provision for loan losses..................................................             10                  40
Charge-offs................................................................              0                   0
Recoveries.................................................................              0                   0
                                                                             -----------------  -------------------
Balance, end of period.....................................................      $   1,074               1,064
                                                                             -----------------  -------------------
                                                                             -----------------  -------------------


    The provision for loan losses charged to expense is based upon loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 1997, 100% of the impaired loan balance was measured for impairment based upon the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. SFAS 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At December 31, 1997 and 1996, the Company's impaired loans consisted of smaller balance residential mortgage loans.

    Nonaccrual loans for which interest has been fully reserved totaled approximately $825,000 at December 31, 1997, compared to $818,000 at September 30, 1997.

(7) DEPOSITS

    The major types of savings deposits by amounts and the percentages were as follows (in thousands):

                                                                       DECEMBER 31, 1997       SEPTEMBER 30, 1997
                                                                    -----------------------  -----------------------
TYPE OF ACCOUNT                                                       AMOUNT    % OF TOTAL     AMOUNT    % OF TOTAL
------------------------------------------------------------------  ----------  -----------  ----------  -----------
NOW...............................................................  $   25,512         4.6%  $   23,570         4.2%
Money market deposit..............................................      62,921        11.2%      63,248        11.1%
Passbook and club.................................................      55,785        10.0%      57,638        10.2%
                                                                    ----------       -----   ----------       -----
                                                                       144,218        25.8%     144,456        25.5%
Certificates of deposit...........................................     415,441        74.1%     422,505        74.4%
Accrued interest on savings.......................................         398         0.1%         414         0.1%
                                                                    ----------       -----   ----------       -----
Total deposits....................................................  $  560,057       100.0%  $  567,375       100.0%
                                                                    ----------       -----   ----------       -----
                                                                    ----------       -----   ----------       -----

(8) EARNINGS PER SHARE

    Basic earnings per share amounted to $.16 and $.15 for the quarters ended December 31, 1997 and December 31, 1996, respectively. Diluted earnings per share amounted to $.14 per share for both the quarters ended December 31, 1997 and December 31, 1996. The per share amounts for the prior period has been restated to reflect the 15% stock dividend paid on May 6, 1997. A reconciliation of the numerator and denominators in the computation of basic and diluted earnings per share follows:

                                                                             (IN THOUSANDS, EXCEPT PER SHARE)
                                                                                    THREE MONTHS ENDED
                                                            ----------------------------------------------------------------
                                                                   DECEMBER 31, 1997                DECEMBER 31, 1996
                                                            -------------------------------  -------------------------------
                                                             INCOME     SHARES       EPS      INCOME     SHARES       EPS
                                                            ---------  ---------  ---------  ---------  ---------  ---------
Basic EPS.................................................  $   1,540      9,935  $    0.16  $   1,553     10,567  $    0.15
Dilutive securities:
Stock options.............................................                   629                              486
Unearned MRP shares.......................................                   257                              325
                                                            ---------  ---------  ---------  ---------  ---------  ---------
Diluted EPS...............................................  $   1,540     10,821  $    0.14  $   1,553     11,378  $    0.14
                                                            ---------  ---------  ---------  ---------  ---------  ---------
                                                            ---------  ---------  ---------  ---------  ---------  ---------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company's net income for the quarter ended December 31, 1997 was $1,540,000 compared with $1,553,000 for the same quarter last year. Basic earnings per share amounted to $.16 and $.15 for the quarters ended December 31, 1997 and December 31, 1996, respectively. Diluted per share earnings amounted to $.14 for both the quarters ended December 31, 1997 and December 31, 1996. The per share amount for the quarter ended December 31, 1996 has been restated to reflect the 15% stock dividend paid on May 6, 1997.

    The modest decrease in earnings for the quarter ended December 31, 1997 compared to the same quarter last year was due principally to a decline in net interest income, that was partially offset by increased other operating income, decreased operating expenses and reduced income taxes. The Company's net interest margin averaged 3.08% in the recent quarter, declining from 3.16% earned for the same quarter last year.

FINANCIAL CONDITION

    Total assets decreased by $6.6 million or .9% during the first three months of fiscal 1998 from $734.8 million at September 30, 1997 to $728.2 million at December 31, 1997. Loan and mortgage-backed securities repayments, together with maturing investments, were used to originate additional mortgage loans, purchase additional mortgage-backed securities and increase cash equivalents temporarily. Cash and cash equivalents and investments combined decreased by $10.5 million or 24.0% from $43.7 million at September 30, 1997 to $33.2 million at December 31, 1997. Mortgage-backed securities held to maturity increased by $8.6 million or 2.6% from $326.9 million at September 30, 1997 to $335.5 million at December 31, 1997, reflecting purchases in excess of relatively higher payments received during the period. Securities available for sale decreased by $11.1 million or 8.2% from $136.4 million (all mortgage-backed securities) at September 30, 1997 to $125.3 million (all mortgage-backed securities) at December 31, 1997. This decrease reflected both maturities of investment securities and payments received on the mortgage-backed security portfolio. Loans receivable increased by $7.2 million or 3.4% from $210.0 million at September 30, 1997 to $217.2 million at December 31, 1997, as loan originations exceeded loan repayments during the quarter ended December 31, 1997.

    During the three months ended December 31, 1997, deposits decreased by $7.3 million or 1.3% from $567.4 million at September 30,1997 to $560.1 million at December 31, 1997. The decrease reflects jumbo certificates that were not renewed during the recent quarter together with the formidable competitive environment for attracting deposit funds existing currently in the marketplace. FHLB advances decreased by $1.2 million or 3.6% from $34.3 million at September 30, 1997 to $33.1 million at December 31, 1997. Additional payments were made during the quarter ended December 31, 1997. Retained earnings increased by $.6 million or

1.8% from $32.2 million at September 30, 1997 to $32.8 million at December 31, 1997. This change resulted from the net income generated less the dividends declared during the quarter ended December 31, 1997. Total dividends declared and paid included the regular quarterly cash dividend of $.10 per share.

RESULTS OF OPERATIONS

NET INTEREST INCOME

    Net income decreased by $13,000 or .8% to $1,540,000 for the quarter ended December 31, 1997, compared with net income of $1,553,000 for the same quarter in the last fiscal year. The modest decrease in the quarter's results of operations was primarily attributable to a decline in net interest income, partially offset by increased other operating income, decreased operating expenses and reduced income taxes. The Company's net interest margin averaged 3.08% in the recent quarter, declining from the 3.16% earned for the same quarter last year.

    Net interest income amounted to $5.5 million for the quarter ended December 31,1997, which represents a decrease of $.3 million or 4.8% from the $5.8 million reported for the comparable prior quarter. The decrease in net interest income for the quarter ended December 31, 1997 resulted from a decrease in the net interest rate spread of 5 basis points for the period as well as a decrease in the balances of average net interest-earning assets of $8.8 million or 7.1%.

    Total interest income decreased by $.3 million or 1.9% to $12.8 million for the quarter ended December 31, 1997 from $13.1 million for the comparable prior quarter. This decrease resulted from a decrease in average interest-earning assets of $18.5 million or 2.5%, principally resulting from the proceeds of maturing investments being used to purchase treasury stock, that was partially offset by an increase in the yield earned on average interest-earning assets of 5 basis points from 7.14% for the quarter ended December 31, 1996 to 7.19% for the quarter ended December 31, 1997.

    Total interest expense increased by $37,000 or .5% to $7,328,000 for the quarter ended December 31, 1997 from $7,291,000 for the comparable quarter last year. Average interest-bearing liabilities decreased by $9.7 million or 1.6% from $607.4 million at December 31, 1996 to $597.7 million at December 31, 1997, while the average rate paid on interest-bearing liabilities increased 10 basis points from 4.80% for the quarter ended December 31, 1996 to 4.90% for the quarter ended December 31, 1997.

PROVISION FOR LOAN LOSSES

    The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is considered to be appropriate based upon an assessment of prior loss experience, the volume and type of lending currently being engaged in by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarters ended December 31, 1997 and 1996, the same $10,000 provision for loan losses was determined to be required based upon the Company's risk assessment of the loan portfolio. The balance in the allowance for loan losses amounted to $1,074,000 million at December 31, 1997.

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

OTHER OPERATING INCOME

    Other operating income increased by $107,000 or 72.3% from $148,000 for the quarter ended December 31, 1996 to $255,000 for the quarter ended December 31, 1997. The increase for the quarter ended December 31, 1997 was due to an insurance recovery of $57,000 and to additional loan fees earned during the quarter.

OPERATING EXPENSES

    Operating expenses amounted to $3,462,000 for the quarter ended December 31, 1997, which reflects a decrease of $74,000 or 2.1% from the comparable prior period last year. A combination of factors were involved, including decreases in professional fees of $225,000 and Federal insurance premium expense of $165,000, which decreases were partially offset by an increase in compensation and benefits of $383,000, principally reflecting the stock based benefit programs.

INCOME TAXES

    Income tax expense amounted to $739,000 for the quarter ended December 31, 1997, representing a decrease of $85,000 or 10.3% compared to $824,000 for the same quarter last fiscal year. The decrease in income tax expense for the quarter ended December 31, 1997 primarily reflects the decrease in income before income taxes as well as a reduction in the deferred tax expense no longer determined to be required.

LIQUIDITY AND CAPITAL RESOURCES

    The Association's primary sources of funds are deposits, repayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, as well as funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Association manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Association invests in short-term interest-earning assets which provide liquidity to meet lending requirements. The Association also utilizes other borrowing sources, principally advances from the Federal Home Loan Bank of New York. As of December 31, 1997, the Association's Board of Directors has provided management with the authority to borrow up to $150 million from the Federal Home Loan Bank of New York.

    Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, U.S. Treasury, U.S. Government agencies and other qualified investments. On a longer-term basis, the Association maintains a strategy of investing in various mortgage-backed securities and other investment securities and lending products. During the quarter ended December 31, 1997, the Association used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan and mortgage-backed securities commitments and maintain an increasing portfolio of mortgage-backed securities. At December 31, 1997, the total approved loan commitments outstanding amounted to $7.2 million. Certificates of deposit scheduled to mature in one year or less at December 31, 1997 totaled $269.4 million. Management of the Association believes that the Association has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Association.

    The Association is required by the OTS to maintain average daily balances of liquid assets as defined in an amount equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Association's average monthly liquidity ratio for December 31, 1997 was 39.5%.

    The Office of Thrift Supervision requires that the Association meet minimum regulatory tangible, core and risk-based capital requirements. The Association is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3% of its adjusted total assets and total capital equal to at least 8% of its risk-weighted assets. At December 31, 1997, the Association exceeded all regulatory capital requirements. At such date, the Association had tangible capital equal to 17.5% of adjusted total assets, core capital equal to 17.5% of adjusted total assets and total capital equal to 61.4% of risk-weighted assets.

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

YEAR 2000 COMPUTER PROBLEM

    The Company has appointed a committee that has assessed and developed a plan to prepare for the Year 2000 impact on electronic systems, programs and processes. In addition, it has identified the level of risk that each of the systems pose to the Company. Testing of revisions to the programs, processes and systems is scheduled to be completed by January 1, 1999. Most of the Company's data processing work is provided by third-party data processing service bureaus. The Company is monitoring the progress of each of these vendors on a continuing basis. It is currently estimated that the cost of replacing equipment, software and other incidental costs will approximate $600,000.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Other than as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1997, there are no material legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject. There were no material developments in such proceedings during the quarter ended December 31, 1997.

ITEM 2. CHANGES IN SECURITIES

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        a) The filing exhibits are filed herewith:

                EXHIBIT NO.         DESCRIPTION
                -----------      --------------------

                   3.2           Amendments to Bylaws
                                  of IBS Financial Corp.

                  27.1           Financial Data Schedule

        b) No Form 8-K reports were filed during the quarter.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              IBS FINANCIAL CORP.

Date: February 6, 1998                       By: /s/ Joseph M. Ochman, Sr.
                                                 -----------------------------
                                                 Joseph M. Ochman, Sr.
                                                 Chairman, President and
                                                 Chief Executive Officer

Date: February 6, 1998                       By: /s/ Richard G. Sharp
                                                 -----------------------------
                                                 Richard G. Sharp
                                                 Executive Vice President and
                                                 Chief Financial Officer

Date: February 6, 1998                       By: /s/ Matthew J. Kennedy
                                                 -----------------------------
                                                 Matthew J. Kennedy
                                                 Executive Vice President and
                                                 Treasurer