Form 10-Q
period 1998-03-31
IBS FINANCIAL CORP
filed 1998-05-14
CIK 925780

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31,1998

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________ to _____________

                         Commission File Number 0-24862

                               IBS Financial Corp.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               New Jersey                                22-3301933
------------------------------------------------     ----------------------
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                organization)                        Identification Number)

             1909 East Route 70
          Cherry Hill, New Jersey                          08003
  ---------------------------------------                ----------
  (Address of principal executive office)                (Zip Code)

                                 (609) 424-1000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of April 30, 1998 there were issued and outstanding 10,960,978 shares of the Registrant's Common Stock.

                               IBS FINANCIAL CORP.

                                TABLE OF CONTENTS

Part I.   Consolidated Financial Information                               Page
-------    ---------------------------------                               ----
Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition (As of
             March 31, 1998 and September 30, 1997)                          1

          Consolidated Statements of Income (For the quarter
             ended March 31, 1998 and 1997)                                  2

          Consolidated Statements of Income (For the six months
             ended March 31, 1998 and 1997)                                  3

          Consolidated Statements of Cash Flows (For the six months
             ended March 31, 1998 and 1997)                                  4

          Notes to Consolidated Financial Statements                         6

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11


Part II.  Other Information
-------   -----------------
Item 1.   Legal Proceedings                                                 17
Item 2.   Changes in Securities                                             17
Item 3.   Defaults Upon Senior Securities                                   17
Item 4.   Submission of Matters to a Vote of Security Holders               18
Item 5.   Other Information                                                 18
Item 6.   Exhibits and Reports on Form 8-K                                  18


Signatures                                                                  19


IBS FINANCIAL CORP.
Consolidated Statements of Financial Condition
March 31, 1998 and September 30, 1997
(In thousands)

                                                             March 31,     September 30,
                                                                 1998               1997
                                                                 ----               ----

Assets
------
Cash and cash equivalents                                    $  23,694            15,811
Securities available for sale                                  111,343           136,430
Investments (market value $6,972 and $27,859
   at March 31, 1998 and September 30, 1997)                     6,972            27,859
Mortgage-backed securities (market value $370,721 and
   $332,713 at March 31, 1998 and September 30, 1997)          364,490           326,869
Loans receivable, net                                          228,095           210,008
Accrued interest receivable:
   Loans                                                         1,739             1,699
   Mortgage-backed securities                                    1,995             2,015
   Investments                                                       4               103
Federal Home Loan Bank stock                                     6,513             6,075
Office properties and equipment, net                             6,593             6,782
Other assets                                                       677             1,100
                                                             ---------          --------
Total assets                                                 $ 752,115           734,751
                                                             ---------          --------
                                                             ---------          --------
Liabilities and Stockholders' Equity
------------------------------------

Deposits                                                     $ 575,181           567,375
FHLB advances                                                   41,829            34,319
Advances from borrowers                                          2,485             2,303
Other liabilities                                                2,103             2,735
                                                             ---------          --------
Total liabilities                                              621,598           606,732
                                                             ---------          --------
Commitments and contingencies
Stockholders' equity:

   Common stock, $.01 par value, authorized 25,000,000
      shares; 11,609,723 shares issued and outstanding             116               116
   Additional paid-in capital                                  113,689           113,203
   Common stock acquired by ESOP and RRP                        (7,862)           (8,941)
   Treasury stock, at cost; 650,049 shares and 660,396 shares  (10,106)          (10,238)
   Net unrealized gain on securities available for
      sale, net of taxes                                         1,267             1,631
   Retained earnings                                            33,413            32,248
                                                             ---------          --------
Total stockholders' equity                                     130,517           128,019
                                                             ---------          --------
Total liabilities and stockholders' equity                   $ 752,115           734,751
                                                             ---------          --------
                                                             ---------          --------

See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Income
Quarter Ended March 31, 1998 and 1997
(in thousands, except per share data)

                                         Quarter Ended
                                           March 31,
                                          ---------
                                         1998      1997
                                         ----      ----
Interest income:
   Loans                              $ 4,235     3,770
   Mortgage-backed securities           7,912     7,737
   Investments                            619     1,323
                                      -------    -------
Total interest income                  12,766    12,830
                                      -------    -------
Interest expense:
   Deposits                             6,665     6,642
   Borrowings                             528       582
                                      -------    -------
Total interest expense                  7,193     7,224
                                      -------    -------
Net interest income                     5,573     5,606
Provision for loan losses                  10        10
                                      -------    -------

Net interest income after provision
   for loan losses                      5,563     5,596
                                      -------    -------
Other operating income:
   Service fees and late charges          187        90
   Other income                            69        72
                                      -------    -------
Total other operating income              256       162
                                      -------    -------
Operating expenses:
   Compensation and employee benefits   2,550     2,381
   Occupancy and equipment                237       288
   Data processing                        132       124
   Federal insurance premiums              88        92
   Advertising and promotion               78       169
   Professional fees                      182       300
   Other                                  222       322
                                      -------    -------
Total operating expenses                3,489     3,676
                                      -------    -------
Income before taxes                     2,330     2,082
Income taxes                              757       723
                                      -------    -------
Net income                            $ 1,573     1,359
                                      -------    -------
                                      -------    -------
Basic earnings per share              $  0.15      0.13
                                      -------    -------
                                      -------    -------
Diluted earnings per share            $  0.15      0.12
                                      -------    -------
                                      -------    -------

See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Income
Six Months Ended March 31, 1998 and 1997
(in thousands, except per share data)


                                           Six Months Ended
                                              March 31,
                                           ----------------
                                           1998       1997
                                           ----       ----
Interest income:
   Loans                                $ 8,346     7,478
   Mortgage-backed securities            16,030    15,614
   Investments                            1,214     2,804
                                        -------    ------
Total interest income                    25,590    25,896
                                        -------    ------
Interest expense:
   Deposits                              13,465    13,414
   Borrowings                             1,056     1,101
                                        -------    ------
Total interest expense                   14,521    14,515
                                        -------    ------
Net interest income                      11,069    11,381
Provision for loan losses                    20        20
                                        -------    ------
Net interest income after provision
   for loan losses                       11,049    11,361
                                        -------    ------
Other operating income:
   Service fees and late charges            319       180
   Other income                             192       130
                                        -------    ------
Total other operating income                511       310
                                        -------    ------
Operating expenses:
   Compensation and employee benefits     5,053     4,501
   Occupancy and equipment                  498       580
   Data processing                          247       235
   Federal insurance premiums               177       346
   Advertising and promotion                149       321
   Professional fees                        324       667
   Other                                    503       562
                                        -------    ------
Total operating expenses                  6,951     7,212
                                        -------    ------
Income before taxes                       4,609     4,459
Income taxes                              1,496     1,547
                                        -------    ------
Net income                              $ 3,113     2,912
                                        -------    ------
                                        -------    ------
Basic earnings per share                $  0.31      0.28
                                        -------    ------
                                        -------    ------
Diluted earnings per share              $  0.29      0.26
                                        -------    ------
                                        -------    ------

See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows
Six Months Ended March 31, 1998 and 1997

(In thousands)                                             Six Months Ended
                                                                March 31,
                                                                ---------
                                                          1998            1997
                                                          ----            ----

OPERATING ACTIVITIES:
Net income                                            $  3,113       2,912
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                         194         192
     Provision for loan losses                              20          20
     Market adjustment on ESOP                             629         359
     RRP earned                                            606         604
     Changes in assets and liabilities that
       provided (used) cash:
         Accrued interest receivable                        79         465
         Other assets                                      423         (90)
         Other liabilities                                (436)     (1,321)
                                                      --------     --------
Net cash provided by operating activities                4,628       3,141
                                                      --------     --------
INVESTING ACTIVITIES:
Principal repayments of:
   Loans                                                14,231      10,248
   Mortgage-backed securities                           61,305      29,961
Purchases of:
   Investments                                         (40,000)   (217,318)
   Mortgage-backed securities                          (74,399)    (34,972)
Proceeds from maturity of investments                   60,887     244,956
Loans originated or acquired                           (32,392)    (23,907)
Loans sold                                                  54           0
FHLB stock redeemed (purchased)                           (438)     (1,485)
Proceeds from sale of REO                                    0           0
Property and equipment acquired                             (5)     (1,038)
                                                      --------     --------
Net cash provided by (used in) investing activities    (10,757)      6,445
                                                      --------     --------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                      7,806        (622)
Increase (decrease) in advances from borrowers             182          14
FHLB advances                                           10,000      20,000
FHLB repayments                                         (2,490)     (2,060)
Cash dividends paid                                     (1,948)     (3,596)
Payments on ESOP debt, net                                 473         487
Treasury stock acquired                                   (216)    (20,001)
Stock options exercised                                    205         567
                                                      --------     --------
Net cash provided by (used in) financing activities     14,012      (5,211)
                                                      --------     --------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                           7,883       4,375


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows, Continued
(In thousands)


CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                      15,811    12,466
                                          --------  --------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                           $23,694    16,841
                                          --------  --------
                                          --------  --------
SUPPLEMENTAL DISCLOSURES:
   Cash paid out for:
     Interest expense                      $14,529    14,388
                                          --------  --------
                                          --------  --------
     Income taxes                          $ 1,638         0
                                          --------  --------
                                          --------  --------
NON-CASH TRANSFERS FROM LOANS TO
   REAL ESTATE OWNED                       $     0         0
                                          --------  --------
                                          --------  --------

See accompanying notes to consolidated financial statements.

IBS Financial Corp.

Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report of IBS Financial Corp. (the "Company") for the fiscal year ended September 30, 1997. The results for the quarter and six months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. Share and per share data presented herein reflects the effects of the 15% stock dividend paid on May 6, 1997.

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

(3)      Common Stock Acquired by the Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. All share numbers have been adjusted for stock dividends. The Company purchased 1,174,902 shares of common stock on behalf of the ESOP in the Conversion. At March 31, 1998, 29,898 shares of the total ESOP shares were committed to be released with 622,382 shares allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of compensation expense, which will be recognized over a ten year vesting period, to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. At March 31, 1998, the ESOP loan balance, net of related receivable, amounted to $5,659,000 and is recorded as a charge against stockholders' equity. The Company recorded compensation and employee benefit expense related to the ESOP of $672,000 and $1,282,000 for the quarter and six months ended March 31, 1998, respectively.

(4)      Recognition and Retention Plan Trust

At the Company's Annual Meeting of Stockholders held on January 19, 1995, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. In order to fund the RRP, the RRP purchased 587,451 shares, after adjusting for stock dividends, in the open market at an aggregate cost of $6,085,000. As of March 31, 1998, all available shares under the RRP had been awarded to the Company's Board of Directors and the Association's executive officers and other key employees.

At March 31, 1998, the deferred cost of the unearned RRP shares amounted to $2,203,000 and is recorded as a charge against stockholders' equity. Compensation expense is being recognized over the five year vesting period for shares awarded. The Company recorded compensation and employee benefit expense related to the RRP of $304,000 and $607,000 for the quarter and six months ended March 31, 1998, respectively. RRP charges began to be recorded in the quarter ended June 30, 1995 when the RRP shares were purchased after receiving required stockholder and regulatory approval.

(5)      Stock Option Plan

The 1995 Stock Option Plan (the "Plan") was approved by the Company's stockholders at the Annual Meeting on January 19, 1995. All shares have been adjusted for stock dividends. At March 31, 1998, an aggregate of 1,275,503 stock options were outstanding and 90,285 stock options were reserved for future issuance under the Plan. Stock options were granted to directors, executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan.

(6)      Loans Receivable

Loans receivable at March 31, 1998 and September 30, 1997 consisted of the following (in thousands):

                                                     March 31,         September 30,
                                                       1998                1997
                                                       ----                ----
Real estate loans:
   Mortgage loans (1-4 residential)                 $      203,588        184,498
   Construction loans                                        2,400            261
   Loans on savings accounts                                 2,206          2,486
   Commercial real estate loans                             23,902         24,568
   Consumer loans                                            1,249          1,234
                                                    ---------------      --------
      Total                                                233,345        213,047
Less:
   Deferred loan fees                                       (2,032)        (1,897)
   Allowance for loan losses                                (1,084)        (1,064)
   Loans in process                                         (2,134)           (78)
                                                    ---------------       --------
      Total                                         $      228,095        210,008
                                                    ---------------       --------
                                                    ---------------       --------


Changes in the allowance for loan losses were as follows (in thousands):

                                                  Six Months            Year Ended
                                                March 31, 1998       September 30, 1997
                                            ------------------       ------------------
Balance, beginning of period                 $       1,064                   1,024
Provision for loan losses                               20                      40
Charge-offs                                              0                       0
Recoveries                                               0                       0
                                             ------------------       ---------------
Balance, end of period                       $       1,084                   1,064
                                             ------------------       ---------------
                                             ------------------       ---------------


The provision for loan losses charged to expense is based upon loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of March 31, 1998, 100% of the impaired loan balance was measured for impairment based upon the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. SFAS 114 and 118 do not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At March 31, 1998 and 1997, the Company's impaired loans consisted of smaller balance residential mortgage loans.

Nonaccrual loans for which interest has been fully reserved totaled approximately $691,000 at March 31, 1998 and $818,000 at September 30, 1997.

(7)      Deposits

The major types of savings deposits by amounts and the percentages were as follows (in thousands):

                                                  March 31, 1998            September 30, 1997
                                          ----------------------------- -----------------------
Type of Account                                Amount       % of Total      Amount   % of Total
---------------                           --------------- ------------- ------------- ---------
Now                                       $  25,962         4.51%     $ 23,570         4.20%
Money market deposit                         61,438        10.68%       63,248        11.20%
Passbook and club                            55,051         9.57%       57,638        10.20%
                                          ---------- -------------    --------- -------------
                                            142,451        24.76%      144,456        25.60%
Certificates of deposit                     432,335        75.17%      422,505        74.30%
Accrued interest on savings                     395         0.07%          414         0.10%
                                          ---------- -------------    --------- -------------
Total deposits                             $575,181       100.00%     $ 567,375       100.00%
                                          ---------- -------------    --------- -------------
                                          ---------- -------------    --------- -------------




(8)      Earnings Per Share

Basic and diluted earnings per share amounted to $.15 each for the quarter ended March 31, 1998 compared with basic and diluted earnings per share of $.13 and $.12 per share for the same quarter last year. For the six months ended March 31, 1998, basic and diluted earnings per share amounted to $.31 and $.28 per share compared with basic and diluted earnings per share of $.28 and $.26, respectively for the same six months last year. A reconciliation of the numerator and denominators in the computation of basic and diluted earnings per share follows:

                                               (In thousands, except per share)
                                     Quarter Ended                       Quarter Ended
                                    March 31, 1998                       March 31,1997
                                    --------------                       -------------
                              Income      Shares      EPS          Income      Shares     EPS

Basic EPS                     $1,573      10,004     $0.15        $1,359       9,989     $0.13

Dilutive securities:

Stock options                     --         652        --            --         509        --

Unearned MRP                      --         227        --            --         344        --
                              ------      ------    ------        ------      ------   -------
Diluted EPS                   $1,573      10,883     $0.15        $1,359      10,842     $0.12
                              ------      ------    ------        ------      ------   -------
                              ------      ------    ------        ------      ------   -------



                                               (In thousands, except per share)
                                      Six Months                           Six Months
                                    March 31, 1998                       March 31,1997
                                    --------------                       -------------
                              Income      Shares      EPS          Income      Shares     EPS


Basic EPS                     $3,113       9,971      $0.31       $2,912     10,288      $0.28

Dilutive securities:

Stock options                     --         641         --           --        498         --

Unearned MRP                      --         242         --           --        359         --
                              ------      ------     ------       ------     ------     ------

Diluted EPS                   $3,113      10,854      $0.29       $2,912     11,145      $0.26
                              ------      ------     ------       ------     ------     ------
                              ------      ------     ------       ------     ------     ------



Item 2. Management's Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

General

The Company's net income for the quarter ended March 31, 1998 was $1.6 million or $.15 per diluted share compared with $1.4 million or $.12 per diluted share for the same quarter last year. For the six months ended March 31, 1998, net income amounted to $3.1 million or $.29 per diluted share compared with $2.9 million or $.26 per diluted share for the same six months last year.

The increase in earnings for the quarter and six months ended March 31, 1998 compared to the same periods last year was attributable to a combination of factors, including decreased operating expenses and increased other operating income, principally loan fees earned, that more than offset the decline in net interest income. In addition, reduced income tax provisions contributed to the increase in the six month period. The Company's net interest margin averaged 3.11% and 3.09% in the recent quarter and six months ended March 31, 1998 compared to 3.10% and 3.13% earned for the same periods last fiscal year, respectively.

Financial Condition
-------------------

Total assets increased by $17.3 million or 2.4% during the first six months of fiscal 1998 from $734.8 million at September 30, 1997 to $752.1 million at March 31, 1998. Loan and mortgage-backed securities repayments, together with increased deposits and an additional $10 million FHLB advance, were used to invest in mortgage-backed securities and cash equivalents as well as to originate additional mortgage loans. Cash and cash equivalents increased by $7.9 million or 49.9% from $15.8 million at September 30, 1997 to $23.7 million at March 31, 1998. In an effort to shift from lower yielding assets to higher yielding assets, mortgage-backed securities held to maturity increased by $37.6 million or 11.5% from $326.9 million at September 30, 1997 to $364.5 million at March 31, 1998, reflecting additional purchases in excess of payments received during the period. Securities available for sale decreased by $25.1 million or 18.3% from $136.4 million (all mortgage-backed securities) at September 30, 1997 to $111.3 million (all mortgage-backed securities) at March 31, 1998. This decrease reflected payments received on the mortgage-backed security portfolio. Investments decreased by $20.9 million or 75.0% from $27.9 million at September 30, 1997 to $7.0 million at March 31, 1998 reflecting maturing investments. Loans receivable increased by $18.1 million or 8.6% from $210.0 million at September 30, 1997 to $228.1 million at March 31, 1998, as loan originations exceeded loan repayments during the six month period ended March 31, 1998.

During the six months ended March 31, 1998, deposits increased by $7.8 million or 1.4% from $567.4 million at September 30,1997 to $575.2 million at March 31, 1998, principally reflecting new super certificates, with minimum deposit requirements of $25,000, and other new deposit accounts attracted from merged banks in the local market area. FHLB advances increased by $7.5 million or 21.9% from $34.3 million at September 30, 1997 to $41.8 million at March 31, 1998. Additional borrowings of $10 million were incurred during the quarter ended March 31, 1998, primarily to fund loan originations and mortgage-backed securities. Common stock acquired by ESOP and RRP decreased by $1.0 million or 12.1% from $8.9 million at September 30, 1997 to $7.9 million at March 31, 1998, reflecting ESOP payments and RRP expense during the six month period. Retained earnings increased by $1.2 million or 3.6% from $32.2 million at September 30, 1997 to $33.4 million at March 31, 1998. This change resulted from the net income and the dividends declared during the six months ended March 31, 1998. Total dividends declared included the two regular quarterly cash dividends of $.10 per share each.

Results of Operations
---------------------

Net  Income
Net income increased by $.2 million or 15.7% to $1.6 million for the quarter ended March 31, 1998, compared with net income of $1.4 million for the same quarter in the last fiscal year. For the six months ended March 31, 1998, net income increased by $.2 million or 6.9 % to $3.1 million, compared with net income of $2.9 million for the six months ended March 31, 1997. The increase in both the quarter and six months results of operations was attributable to a combination of factors, including reductions in operating expenses and increases in other operating income, principally loan fees earned, that more than offset a decline in net interest income. In addition, reduced income tax provisions contributed to the increase in the six-month period.

Net Interest Income
Net interest income amounted to $5.57 million for the quarter ended March 31,1998, which represents a decrease of $33,000 or .6% from the $5.60 million reported for the comparable prior quarter. For the six months ended March 31, 1998, net interest income decreased by $.3 million or 2.7% to $11.1 million from $11.4 million for the six months last fiscal year. The decrease in net interest income for the quarter ended March 31, 1998 resulted from a decrease in the net interest rate spread of 4 basis points for the period which was partially offset by an increase in the average balance of net interest-earning assets of $4.6 million or 4.1%. The decrease in net interest income for the six months ended March 31, 1998 resulted from a decrease in the net interest rate spread of 5 basis points and a decrease in the average balance of net interest-earning assets of $2.3 million or 1.9%.

Total interest income decreased by $64,000 or .5% to $12.77 million for the quarter ended March 31, 1998, from $12.83 million for the comparable prior quarter. For the six months ended March 31, 1998, total interest income amounted to $25.6 million, which represents a decrease of $.3 million or 1.2% from the $25.9 million for the comparable prior six-month period. Average interest-earning assets decreased by $6.4 million or .9% to $717.5 million for the quarter ended March 31, 1998, compared to the same quarter last year and decreased by $11.3 million or 1.6% to $716.2 million for the six months ended March 31, 1998 compared to the same six month period last year, principally reflecting the Company's stock repurchases which caused reductions in investments for both periods. However, the yield earned on average interest-earning assets increased by 3 basis points to 7.12% for the quarter ended March 31, 1998 and increased by 2 basis points to 7.14% for the six months ended March 31, 1998.

Total interest expense decreased by $31,000 or .4% to $7.19 million for the quarter ended March 31, 1998 from $ 7.22 million for the comparable quarter last year. For the six months ended March 31, 1998, total interest expense amounted to $14.52 million and remained at the same level as the $14.52 million for the same six month period last year. Average interest-bearing liabilities decreased by $11.1 million or 1.8% to $599.8 million for the quarter ended March 31, 1998 from $610.9 million for the comparable quarter last fiscal year, principally reflecting reduced deposits. For the six months ended March 31, 1998, average interest-bearing liabilities decreased by $8.9 million or 5.8% to $599.5 million from $608.5 million for the same six- month period last year, principally reflecting reduced deposits. In addition, the average rate paid on interest-bearing liabilities increased by 7 basis points to 4.80% for the quarter ended March 31, 1998, while the average rate paid on interest-bearing liabilities increased by 7 basis points to 4.84% for the six months ended March 31, 1998.

Provision for loan losses
The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is considered to be appropriate based upon an assessment of prior loss experience, the volume and type of lending currently being engaged in by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarters ended March 31, 1998 and 1997, the same $10,000 provisions for loan losses were determined to be required based upon the Company's risk assessment of the loan portfolio. For the six months ended March 31, 1998 and 1997, the same $20,000 provisions for loan losses was determined to be required. The allowance for loan losses amounted to $1,084,000 or .5% of the total loan portfolio at March 31, 1998.

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

Other operating income
Other operating income amounted to $256,000 for the quarter ended March 31, 1998, an increase of $94,000 or 58.0% over the comparable quarter last year. For the six months ended March 31, 1998, other operating income increased by $201,000 or 64.8% to $511,000 from $310,000 for the six months ended March 31, 1997. The increases for both the quarter and six months ended March 31, 1998 were chiefly due to additional loan fees earned and, for the six months ended March 31, 1998, an insurance recovery of $57,000.

Operating expenses
Operating expenses amounted to $3.49 million and $6.95 million for the quarter and six months ended March 31, 1998, which reflect decreases of $187,000 or 5.1% and $261,000 or 3.6% from the comparable prior periods, respectively. The decreases for both the quarter and six months ended March 31, 1998 principally reflected a combination of factors, including decreased legal fees, advertising expense, occupancy and equipment expense and federal deposit insurance premium expense. These items were only partially offset by increased compensation and benefits, principally resulting from the non-cash charge relating to the excess of the market price over cost of IBSF stock on its ESOP plan.

Income taxes
Income tax expense amounted to $.76 million for the quarter ended March 31, 1998, an increase of $34,000 or 4.7% compared to $.72 million for the same quarter last fiscal year. For the six months ended March 31, 1998, income tax amounted to $1.50 million, a decrease of $51,000 or 3.3% compared to $1.55 million for the same six months last year. The change in income tax expense for both the quarter and six months ended March 31, 1998 primarily relates to the income before income taxes for the related periods as well as a reduction in deferred tax expense no longer determined to be required.


Liquidity and Capital Resources

The Association's primary sources of funds are deposits, repayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, as well as funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Association manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Association invests in short-term interest earning assets which provide liquidity to meet lending requirements. The Association also utilizes other borrowing sources, principally advances from the Federal Home Loan Bank of

New York. As of March 31, 1998, the Association's Board of Directors has provided management with the authority to borrow up to $150 million from the Federal Home Loan Bank of New York.


Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, U.S. Treasury, U.S. Government agencies and other qualified investments. On a longer-term basis, the Association maintains a strategy of investing in various mortgage-backed securities and other investment securities and lending products. During the quarter ended March 31, 1998, the Association used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan and mortgage-backed securities commitments and maintain an increasing portfolio of mortgage-backed securities. At March 31, 1998, the total approved loan and mortgage-backed securities commitments outstanding amounted to $13.3 million. Certificates of deposit scheduled to mature in one year or less at March 31, 1998 totaled $273.4 million. Management of the Association believes that the Association has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Association.

The Association is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets as defined in amount equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Association's average monthly liquidity ratio for March 31, 1997 was 118.3%.

The OTS requires that the Association meet minimum regulatory tangible, core and risk-based capital requirements. The Association is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3% of its adjusted total assets and total capital equal to at least 8% of its risk-weighted assets. At March 31, 1998, the Association exceeded all regulatory capital requirements. At such date, the Association, on a bank only basis, had tangible capital equal to 17.1% of adjusted total assets, core capital equal to 17.1% of adjusted total assets and total capital equal to 59.5% of risk-weighted assets. At March 31, 1998, the Company, on a consolidated basis, had tangible capital equal to 17.2% of adjusted total assets, core capital equal to 17.2% of adjusted total assets and total capital equal to 59.9% of risk-weighted assets.

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

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings
           -----------------

                  There are no material legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject, except for cases that were dismissed subsequent to March 31, 1998 or currently are in the process of being dismissed.
                  IBS Financial Corp. v. Seidman and Associates, L.L.C. et al. On February 11, 1998, the United States Court of Appeals for the Third Circuit ruled that Seidman and Associates, L.L.C. and certain affiliates (hereinafter referred to as the "Seidman Group") failed to disclose information about group members required by federal securities law to be disclosed in the Seidman Group's Schedule 13D statement. See Opinion No. 97-5056 Filed February 11, 1998. Specifically, the Court held that the Seidman Group should have-but did not-make disclosures about persons "in control" of members of the Seidman Group. In light of the deficiencies in the Seidman Group's 13D filings and nominating materials, the Court also held that the Company's Board of Directors acted within its authority in declining to accept the nominations for election to the board which were made by the Seidman Group in connection with the Company's August 1997 meeting of stockholders. In making its rulings, the Third Circuit disagreed with the District Court's finding that the Seidman Group's Schedule 13D filing was sufficient and that the Company's Board was estopped from rejecting the Seidman Group's nominees. The Third Circuit affirmed the District Court's finding that the Company's Board should have seven, not six, directors. The Third Circuit remanded the case to the District Court for further proceedings consistent with the Third Circuit's opinion.
         On April 24, 1998, the Company filed with the District Court a form of Judgment After Remand that had been agreed to by Mr. Seidman's counsel. The form of judgment states that (1) the Seidman Group should have made, but did not make, disclosures in its Schedule 13D about persons controlling members of the Group, (2) no question as to the sufficiency of the Seidman Group's amended
Schedule 13D filed on February 25, 1998 is before the District Court, and (3) the Seidman Group did not make the disclosures required by the Company's Certificate of Incorporation, and the Company's Board of Directors acted within its authority in declining to accept the group's nominations.
         Lawrence B. Seidman v.Seidman and Associates, L.L.C., et al. With respect to Mr. Seidman's suit filed in August 1997 seeking to overturn the results of the 1997 election of directors, in April 1998 the Court vacated its order which had temporarily enjoined the Company from seating Messrs. Auchter and Abramowitz as new directors and then dismissed Mr. Seidman's lawsuit with prejudice and without costs.


Item 2.           Changes in Securities
                  ---------------------

                  Not applicable

Item 3.           Defaults Upon Senior Securities
                  -------------------------------
                  Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------
                  Not applicable

Item 5.           Other Information
                  -----------------
                  Not applicable

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a) Not applicable
                  b) On April 10, 1998 the Company filed a Form 8-K to report the execution of a definitive Agreement and Plan of Merger, dated March 31, 1998 among HUBCO, Hudson United Bank, the Company and Inter-Boro Savings and Loan Association (the "Agreement"). Pursuant to the Agreement, the Company will be merged into HUBCO, and each share of common stock of the Company (excluding treasury shares and certain shares held by HUBCO) will be converted into .534 shares of HUBCO's common stock, subject to adjustment in certain circumstances. The Form 8-K was filed pursuant to "Item 5", Other Events," and no financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                                 IBS FINANCIAL CORP.


Date: May 8, 1998                       By: /s/ Joseph M. Ochman, Sr.
                                            --------------------------
                                            Joseph M. Ochman, Sr.
                                            Chairman, President and
                                            Chief Executive Officer




Date: May 8, 1998                       By: /s/ Richard G. Sharp
                                            ---------------------
                                             Richard G. Sharp
                                             Executive Vice President and
                                             Chief Financial Officer



Date: May 8, 1998                       By:  /s/ Matthew J. Kennedy
                                           ------------------------
                                             Matthew J. Kennedy
                                             Executive Vice President and
                                             Treasurer