Form 10-Q
period 1998-06-30
IBS FINANCIAL CORP
filed 1998-08-11
CIK 925780

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30,1998

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date. As of July 31, 1998 there were issued and outstanding 10,972,355 shares of the Registrant's Common Stock.

                               IBS FINANCIAL CORP.

                                TABLE OF CONTENTS

Part I.    Consolidated Financial Information                                   Page
-------    ----------------------------------                                   ----

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition (As of
                June 30, 1998 and September 30, 1997)                            1

           Consolidated Statements of Income (For the quarter
                ended June 30, 1998 and 1997)                                    2

           Consolidated Statements of Income (For the nine months
                ended June 30, 1998 and 1997)                                    3

           Consolidated Statements of Cash Flows (For the nine months
                ended June 30, 1998 and 1997)                                    4

           Notes to Consolidated Financial Statements                            6

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                      11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk           16


Part II.   Other Information

Item 1.    Legal Proceedings                                                    17
Item 2.    Changes in Securities and Use of Proceeds                            17
Item 3.    Defaults Upon Senior Securities                                      17
Item 4.    Submission of Matters to a Vote of Security Holders                  17
Item 5.    Other Information                                                    17
Item 6.    Exhibits and Reports on Form 8-K                                     17


Signatures                                                                      18

IBS FINANCIAL CORP.
Consolidated Statements of Financial Condition
June 30, 1998 and September 30, 1997
(In thousands)

                                                                  June 30,   September 30,
                                                                   1998            1997
Assets
Cash and cash equivalents                                      $  14,319         15,811
Securities available for sale                                     93,576        136,430
Investments (market value $31,453 and $27,859
   at June 30, 1998 and September 30, 1997)                       31,453         27,859
Mortgage-backed securities (market value $344,294 and
   $332,713 at June 30, 1998 and September 30, 1997)             338,491        326,869
Loans receivable, net                                            242,137        210,008
Accrued interest receivable:
   Loans                                                           1,786          1,699
   Mortgage-backed securities                                      1,783          2,015
   Investments                                                        14            103
Federal Home Loan Bank stock                                       6,513          6,075
Office properties and equipment, net                               6,498          6,782
Other assets                                                       1,124          1,100
                                                              -------------------------
Total assets                                                   $ 737,694        734,751
                                                              -------------------------
                                                              -------------------------
Liabilities and Stockholders' Equity

Deposits                                                       $ 559,753        567,375
FHLB advances                                                     40,555         34,319
Advances from borrowers                                            2,739          2,303
Other liabilities                                                  3,104          2,735
                                                              -------------------------
Total liabilities                                                606,151        606,732
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, authorized 25,000,000
      shares; 11,609,723 shares issued                               116            116
   Additional paid-in capital                                    113,770        113,203
   Common stock acquired by ESOP and RRP                          (7,323)        (8,941)
   Treasury stock, at cost; 647,607 shares and 660,396 shares    (10,069)       (10,238)
   Net unrealized gain on securities available for
      sale, net of taxes                                            1,084          1,631
   Retained earnings                                               33,965         32,248
                                                              -------------------------
Total stockholders' equity                                        131,543        128,019
                                                              -------------------------
Total liabilities and stockholders' equity                      $ 737,694        734,751
                                                              -------------------------
                                                              -------------------------


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Income
Quarter Ended June 30, 1998 and 1997
(in thousands, except per share data)


                                             Quarter Ended
                                               June 30,
                                          -------------------
                                           1998         1997
                                           ----         ----
Interest income:
   Loans                                  $ 4,447       3,934
   Mortgage-backed securities               7,778       8,338
   Investments                                586         652
                                          -------------------
Total interest income                      12,811      12,924
                                          -------------------
Interest expense:
   Deposits                                 6,776       6,667
   Borrowings                                 624         568
                                          -------------------
Total interest expense                      7,400       7,235
                                          -------------------

Net interest income                         5,411       5,689
Provision for loan losses                      10          10
                                          -------------------
Net interest income after provision
   for loan losses                          5,401       5,679
                                          -------------------
Other operating income:
   Service fees and late charges              234         130
   Other income                                97          76
                                          -------------------
Total other operating income                  331         206
                                          -------------------
Operating expenses:
   Compensation and employee benefits       2,362       2,378
   Occupancy and equipment                    255         267
   Data processing                            124         116
   Federal insurance premiums                  87          93
   Advertising and promotion                   92         102
   Professional fees                          168          44
   Other                                      197         410
                                          -------------------
Total operating expenses                    3,285       3,410
                                          -------------------
Income before taxes                         2,447       2,475
Income taxes                                  883         859
                                          -------------------
Net income                                $ 1,564       1,616
                                          -------------------
                                          -------------------

Basic earnings per share                  $  0.16        0.17
                                          -------------------
                                          -------------------
Diluted earnings per share                $  0.14        0.15
                                          -------------------
                                          -------------------



See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Income
Nine Months Ended March 31, 1998 and 1997
(in thousands, except per share data)

                                            Nine Months Ended
                                                June 30,
                                            ----------------
                                            1998        1997
                                            ----        ----
Interest income:
   Loans                                  $12,793      11,412
   Mortgage-backed securities              23,808      23,952
   Investments                              1,800       3,456
                                         --------------------
Total interest income                      38,401      38,820
                                         --------------------
Interest expense:
   Deposits                                20,241      20,081
   Borrowings                               1,680       1,669
                                         --------------------
Total interest expense                     21,921      21,750
                                         --------------------
Net interest income                        16,480      17,070
Provision for loan losses                      30          30
                                         --------------------
Net interest income after provision
   for loan losses                         16,450      17,040
                                         --------------------
Other operating income:
   Service fees and late charges              553         310
   Other income                               289         206
                                         --------------------
Total other operating income                  842         516
                                         --------------------
Operating expenses:
   Compensation and employee benefits       7,415       6,879
   Occupancy and equipment                    753         847
   Data processing                            371         351
   Federal insurance premiums                 264         439
   Advertising and promotion                  241         423
   Professional fees                          492         711
   Other                                      700         972
                                         --------------------
Total operating expenses                   10,236      10,622
                                         --------------------
Income before taxes                         7,056       6,934
Income taxes                                2,379       2,406
                                         --------------------
Net income                                $ 4,677       4,528
                                         --------------------

Basic earnings per share                  $  0.47        0.45
                                         --------------------
                                         --------------------
Diluted earnings per share                $  0.43        0.41
                                         --------------------
                                         --------------------


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.
Consolidated Statements of Cash Flows
Nine Months Ended June 30, 1998 and 1997
(In thousands)

                                                              Nine Months Ended
                                                                  June 30,
                                                             ------------------
                                                            1998           1997
                                                            ----           ----
OPERATING ACTIVITIES:
Net income                                              $   4,677          4,528
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                            289            294
     Provision for loan losses                                 30             30
     Market adjustment on ESOP                                728            604
     RRP earned                                               909            907
     Changes in assets and liabilities that
       provided (used) cash:
          Accrued interest receivable                         234            368
          Other assets                                        (24)         1,476
          Other liabilities                                   665         (2,734)
                                                         ------------------------
Net cash provided by operating activities                   7,508          5,473
                                                         ------------------------
INVESTING ACTIVITIES:
Principal repayments of:
   Loans                                                   22,555         18,140
   Mortgage-backed securities                             104,788         47,113
Purchases of:
   Investments                                            (68,000)             0
   Mortgage-backed securities                             (74,399)       (80,077)
Proceeds from maturity of investments                      64,406         56,483
Loans originated or acquired                              (54,768)       (35,901)
Loans sold                                                     54              0
FHLB stock redeemed (purchased)                              (438)        (1,485)
Proceeds from sale of REO                                     -              -
Property and equipment acquired                                (5)        (1,057)
                                                         ------------------------
Net cash provided by (used in) investing activities        (5,807)         3,216
                                                         ------------------------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits                        (7,622)        (6,404)
Increase (decrease) in advances from borrowers                436            212
FHLB advances                                              10,000         21,000
FHLB repayments                                            (3,764)        (4,257)
Cash dividends paid                                        (2,960)        (4,404)
Payments on ESOP debt, net                                    709            781
Treasury stock acquired                                      (216)       (20,001)
Stock options exercised                                       224            570
                                                         ------------------------
Net cash provided by (used in) financing activities        (3,193)       (12,503)
                                                         ------------------------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                             (1,492)        (3,814)


See accompanying notes to consolidated financial statements.

IBS FINANCIAL CORP.

(In thousands)


                                       Nine Months Ended
                                            June 30,
                                       -----------------
                                        1998        1997
                                        ----        ----
CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                15,811      12,466
                                    --------------------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                     $14,319       8,652
                                    --------------------
                                    --------------------
SUPPLEMENTAL DISCLOSURES:
   Cash paid out for:
     Interest expense                $22,005      21,781
                                    --------------------
                                    --------------------
     Income taxes                    $ 1,988        (183)
                                    --------------------
                                    --------------------
NON-CASH TRANSFERS FROM LOANS TO
   REAL ESTATE OWNED                 $     -           -
                                    --------------------
                                    --------------------

IBS Financial Corp.

Notes to Consolidated Financial Statements

(1)      Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, all normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the financial statements, have been included. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the accompanying notes thereto included in the Annual Report of IBS Financial Corp. (the "Company") for the fiscal year ended September 30, 1997. The results for the quarter and nine months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended September 30, 1998. Share and per share data presented herein reflects the effects of the 15% stock dividend paid on May 6, 1997.

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

(3)      Common Stock Acquired by the Employee Stock Ownership Plan

In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. All share numbers have been adjusted for stock dividends. The Company purchased 1,174,902 shares of common stock on behalf of the ESOP in the Conversion. At June 30, 1998, 59,796 shares of the total ESOP shares were committed to be released with 584,356 shares allocated to participants. The Company accounts for its ESOP in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. The recorded amount of compensation expense, which is being recognized over a ten year vesting period, will fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. Employers with internally leveraged ESOP's, such as the Company, do not report the loan receivable from the ESOP as an asset and do not report the ESOP debt from the employer as a liability. At June 30, 1998, the ESOP loan balance, net of related receivable, amounted to $5,423,000 and is recorded as a charge against stockholders' equity. The Company recorded compensation and employee benefit expense related to the ESOP of $610,000 and $1,892,000 for the quarter and nine months ended June 30, 1998, respectively, compared to $569,000 and $1,723,000 for the quarter and nine months ended June 30, 1997, respectively.

(4)      Recognition and Retention Plan Trust

At the Company's Annual Meeting of Stockholders held on January 19, 1995, the Recognition and Retention Plan and Trust (the "RRP") was approved by the Company's stockholders. In order to fund the RRP, the RRP purchased 587,451 shares, after adjusting for stock dividends, in the open market at an aggregate cost of $6,085,000. As of June 30, 1998, all available shares under the RRP had been awarded to the Company's Board of Directors and the Association's executive officers and other key employees.

At June 30, 1998, the deferred cost of the unearned RRP shares amounted to $1,900,000 and is recorded as a charge against stockholders' equity. Compensation expense is being recognized over the five year vesting period for shares awarded. The Company recorded compensation and employee benefit expense related to the RRP of $304,000 and $909,000 for the quarter and nine months ended June 30, 1998, respectively, as compared to $303,000 and $907,000 for the quarter and nine months ended June 30, 1997, respectively. RRP charges began to be recorded in the quarter ended June 30, 1995 when the RRP shares were purchased after receiving required stockholder and regulatory approval.

(5)      Stock Option Plan

The 1995 Stock Option Plan (the "Plan") was approved by the Company's stockholders at the Annual Meeting on January 19, 1995. All shares have been adjusted for stock dividends. At June 30, 1998, an aggregate of 1,273,061 stock options were outstanding and 90,285 stock options were reserved for future issuance under the Plan. Stock options were granted to directors, executive officers and other key employees. These options are subject to vesting provisions as well as other provisions of the Plan.

(6)      Loans Receivable

Loans receivable at June 30, 1998 and September 30, 1997 consisted of the following (in thousands):

                                                               June 30,           September 30,
                                                                 1998                 1997
                                                                 ----                 ----
Real estate loans:
   Mortgage loans ( 1-4 residential)                $           217,087              184,498
   Construction loans                                             2,400                  261
   Loans on savings accounts                                      2,148                2,486
   Commercial real estate loans                                  24,877               24,568
   Consumer loans                                                 1,262                1,234
                                                    -------------------- --------------------
      Total                                                     247,774              213,047
Less:
   Deferred loan fees                                           (2,143)              (1,897)
   Allowance for loan losses                                    (1,094)              (1,064)
   Loans in process                                             (2,400)                 (78)
                                                    -------------------- --------------------
      Total                                         $           242,137              210,008
                                                    -------------------- --------------------
                                                    -------------------- --------------------

Changes in the allowance for loan losses were as follows (in thousands):

                                                  Nine Months            Year Ended
                                                 June 30, 1998       September 30, 1997
                                             ----------------------- ------------------------
Balance, beginning of period                 $       1,064                    1,024
Provision for loan losses                               30                       40
Charge-offs                                              0                        0
Recoveries                                               0                        0
                                             ----------------------- ------------------------
Balance, end of period                       $       1,094                    1,064
                                             ----------------------- ------------------------
                                             ----------------------- ------------------------


The provision for loan losses charged to expense is based upon loan and loss experience and an evaluation of potential losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of June 30, 1998, 100% of the impaired loan balance was measured for impairment based upon the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. SFAS 114 and 118 do not apply to large groups of smaller balance homogenous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans. At June 30, 1998 and 1997, the Company's impaired loans consisted of smaller balance residential mortgage loans.

Nonaccrual loans for which interest has been fully reserved totaled approximately $782,000 at June 30, 1998 and $818,000 at September 30, 1997.

(7)      Deposits

The major types of savings deposits by amounts and the percentages were as follows (in thousands):

                                                   June 30, 1998                September 30, 1997
                                            -----------------------------    ---------------------------
Type of Account                                Amount       % of Total         Amount      % of Total
---------------                             --------------- -------------    ------------- -------------

NOW                                        $       25,223         4.51%     $     23,570         4.15%
Money market deposit                               59,943        10.70%           63,248        11.15%
Passbook and club                                  54,610         9.76%           57,638        10.16%
                                           --------------- -------------    ------------- -------------
                                                  139,776        24.97%          144,456        25.46%
Certificates of deposit                           419,646        74.97%          422,505        74.47%
Accrued interest on savings                           331         0.06%           414.00         0.07%
                                           --------------- -------------    ------------- -------------
Total deposits                             $      559,753       100.00%     $    567,375       100.00%
                                           --------------- -------------    ------------- -------------
                                           --------------- -------------    ------------- -------------




(8)      Earnings Per Share

Basic and diluted earnings per share amounted to $.16 and $.14 for the quarter ended June 30, 1998 compared with basic and diluted earnings per share of $.16 and $.15 per share, respectively, for the same quarter last year. For the nine months ended June 30, 1998, basic and diluted earnings per share amounted to $.47 and $.43 per share compared with basic and diluted earnings per share of $.45 and $.41, respectively, for the same nine months last year. A reconciliation of the numerator and denominators in the computation of basic and diluted earnings per share follows:

           (In thousands, except per share)
                                     Quarter Ended                        Quarter Ended
                                     June 30, 1998                        June 30,1997
                              -----------------------------       ----------------------------
                              Income      Shares        EPS       Income     Shares        EPS
                              ------      ------        ---       ------     ------        ---

Basic EPS                     $1,564      10,076      $0.16       $1,616      9,889      $0.16

Dilutive securities:

Stock options                     --         694         --           --        615         --

Unearned MRP                      --         198         --           --     315.00         --
                              ------      ------     ------       ------     ------     ------
Diluted EPS                   $1,564      10,968      $0.14       $1,616     10,819      $0.15
                              ------      ------     ------       ------     ------     ------
                              ------      ------     ------       ------     ------     ------



                                            (In thousands, except per share)
                                     Nine Months                       Nine Months
                                    June 30, 1998                     June 30, 1997
                                    -------------         -           -------------
                              Income      Shares        EPS       Income     Shares        EPS
                              ------      ------      ------      ------     ------      ------

Basic EPS                     $4,677      10,007      $0.47       $4,528     10,173      $0.45

Dilutive securities:

Stock options                     --         658         --           --        537         --

Unearned MRP                      --         228         --           --        328         --
                              ------      ------     ------       ------     ------     ------

Diluted EPS                   $4,677      10,893      $0.43       $4,528     11,038      $0.41
                              ------      ------     ------       ------     ------     ------
                              ------      ------     ------       ------     ------     ------





Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

The Company's net income for the quarter ended June 30, 1998 was $1.56 million or $.14 per diluted share compared with $1.62 million or $.15 per diluted share for the same quarter last year. For the nine months ended June 30, 1998, net income amounted to $4.68 million or $.43 per diluted share compared with $4.53 million or $.41 per diluted share for the same nine months last year.

The decrease in earnings for the quarter ended June 30, 1998 compared to the same period last year was principally attributable to a decline in net interest income that was partially offset by increased loan fees earned and reduced operating expenses. With the flattening of the yield curve, margins were compressed and increased repayments of higher rate mortgage-backed securities and loans were reinvested in lower rate interest-earning assets. The increase in net income for the nine months ended June 30, 1998 compared to the same time frame last year was attributable to reduced operating expenses and increased loan fees that more than offset the decline in net interest income. The Company's net interest margin averaged 2.98% and 3.06% in the recent quarter and nine months ended June 30, 1998 compared to 3.19% and 3.15% earned for the same periods last fiscal year, respectively.

Financial Condition

Total assets increased by $2.9 million or .4% during the first nine months of fiscal 1998 from $734.8 million at September 30, 1997 to $737.7 million at June 30, 1998. Loan and mortgage-backed securities repayments, and an additional $10 million FHLB advance, were used to originate additional mortgage loans as well as to invest in mortgage-backed securities and fund deposit outflows. Securities available for sale decreased by $42.9 million or 31.4% from $136.4 million (all mortgage-backed securities) at September 30, 1997 to $93.6 million (all mortgage-backed securities) at June 30, 1998. This decrease reflected significant payments of $104.8 million received on the mortgage-backed securities portfolio as long-term interest rates declined. Mortgage-backed securities held to maturity increased by $11.6 million or 3.6% from $326.9 million at September 30, 1997 to $338.5 million at June 30, 1998, reflecting additional purchases in excess of payments received during the period. Loans receivable increased by $32.1 million or 15.3% from $210.0 million at September 30, 1997 to $242.1 million at June 30, 1998, as loan originations exceeded loan repayments during the nine month period ended June 30, 1998.

During the nine months ended June 30, 1998, deposits decreased by $7.6 million or 1.3% from $567.4 million at September 30,1997 to $559.8 million at June 30, 1998, principally reflecting the outflow of a combination of maturing higher rate certificates and passbook and money-market accounts. FHLB advances increased by $6.2 million or 18.2% from $34.3 million at September 30, 1997 to $40.6 million at June 30, 1998. Additional borrowings of $10 million less repayments of $3.8 during the nine months ended June 30, 1998 were primarily used to fund loan originations and mortgage-backed securities. Common stock acquired by the ESOP and RRP decreased by $1.6 million or 18.1% from $8.9 million at September 30, 1997 to $7.3 million at June 30, 1998, reflecting ESOP payments and RRP expense during the nine month period. Retained earnings increased by $1.7 million or 5.3% from $32.2 million at September 30, 1997 to $34.0 million at June 30, 1998. This change resulted from the net income and the dividends declared during the nine months ended June 30, 1998. Total dividends declared included the three regular quarterly cash dividends of $.10 per share each.

Results of  Operations

Net  Income

Net income decreased by $52,000 or 3.2% to $1.564 million for the quarter ended June 30, 1998, compared with net income of $1.616 million for the same quarter in the last fiscal year. For the nine months ended June 30, 1998, net income increased by $149,000 or 3.3 % to $4.677 million, compared with net income of $4.528 million for the nine months ended June 30, 1997. The decrease in earnings for the quarter ended June 30, 1998 compared to the same period last year was principally attributable to a decline in net interest income that was partially offset by increased loan fees earned and reduced operating expenses. With the flattening of the yield curve, margins were compressed and increased repayments of higher rate mortgage-backed securities and loans were reinvested in lower rate interest-earning assets. The increase in net income for the nine months ended June 30, 1998 compared to the same time frame last year was attributable to reduced operating expenses and increased loan fees that more than offset the decline in net interest income.

Net Interest Income

Net interest income amounted to $5.411 million for the quarter ended June 30,1998, which represents a decrease of $278,000 or 4.9% from the $5.689 million reported for the comparable prior quarter. For the nine months ended June 30, 1998, net interest income decreased by

$590,000 or 3.5% to $16.480 million from $17.070 million for the nine months last fiscal year. The decrease in net interest income for the quarter ended June 30, 1998 resulted from a decrease in the net interest rate spread of 27 basis points for the period, which was partially offset by an increase in the average balance of net interest-earning assets of $8.4 million or 7.6%. The decrease in net interest income for the nine months ended June 30, 1998 resulted from a decrease in the net interest rate spread of 12 basis points, which was partially offset by an increase in the average balance of net interest-earning assets of $.8 million or .7%.

Total interest income decreased by $113,000 or .9% to $12.811 million for the quarter ended June 30, 1998, from $12.924 million for the comparable prior quarter. For the nine months ended June 30, 1998, total interest income amounted to $38.401 million, which represents a decrease of $419,000 or 1.1% from the $38.820 million for the comparable prior nine month period. Average interest-earning assets increased by $13.4 million or 1.9% to $727.4 million for the quarter ended June 30, 1998, compared to the same quarter last year and decreased by $4.4 million or .6% to $718.9 million for the nine months ended June 30, 1998 compared to the same nine month period last year. The yield earned on average interest-earning assets decreased by 20 basis points to 7.04% for the quarter ended June 30, 1998 and decreased by 4 basis points to 7.12% for the nine months ended June 30, 1998.

Total interest expense increased by $165,000 or 2.3% to $7.400 million for the quarter ended June 30, 1998 from $ 7.235 million for the comparable quarter last year. For the nine months ended June 30, 1998, total interest expense amounted to $21.921 million, which represents an increase of $171,000 or .8% from the $21.750 million for the comparable nine month period. Average interest-bearing liabilities increased by $5.0 million or .8% to $608.6 million for the quarter ended June 30, 1998 from $603.6 million for the comparable quarter last fiscal year. For the nine months ended June 30, 1998, average interest-bearing liabilities decreased by $5.2 million or .9% to $601.4 million from $606.6 million for the same nine month period last year. In addition, the average rate paid on interest-bearing liabilities increased by 7 basis points to 4.86% for the quarter ended June 30, 1998, while the average rate paid on interest-bearing liabilities increased by 8 basis points to 4.86% for the nine months ended June 30, 1998.

Provision for loan losses

The Company establishes a provision for loan losses, which is charged to operations, in order to maintain the allowance for loan losses at a level which is considered to be appropriate based upon an assessment of prior loss experience, the volume and type of lending currently being engaged in by the Company, industry standards, past due loans, economic conditions in the Company's market area generally and other factors related to the collectibility of the Company's loan portfolio. For the quarters ended June 30, 1998 and 1997, the same $10,000 provisions for loan losses were determined to be required based upon the Company's risk assessment of the loan portfolio. For the nine months ended June 30, 1998 and 1997, the same $30,000 provisions for loan losses was determined to be required. The allowance for loan losses amounted to $1,094,000 or .5% of the total loan portfolio at June 30, 1998, representing 139.9% of total nonperforming loans at such date.

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

Other operating income

Other operating income amounted to $331,000 for the quarter ended June 30, 1998, an increase of $125,000 or 60.7% over the comparable quarter last year. For the nine months ended June 30, 1998, other operating income increased by $326,000 or 63.2% to $842,000 from $516,000 for the nine months ended June 30, 1997. The increases for both the quarter and nine months ended June 30, 1998 were chiefly due to additional loan fees earned and, for the nine months ended June 30, 1998, an insurance recovery of $57,000.

Operating expenses

Operating expenses amounted to $3.29 million and $10.24 million for the quarter and nine months ended June 30, 1998, which reflect decreases of $125,000 or 3.7% and $386,000 or 3.6% from the comparable prior periods, respectively. The decreases for both the quarter and nine months ended June 31, 1998 principally reflected a combination of factors, including decreased legal fees, proxy expense, advertising expense, occupancy and equipment expense and federal deposit insurance premium expense. These items were only partially offset by increased compensation and benefits, principally resulting from the non-cash charge relating to the excess of the market price over cost of IBSF stock on its ESOP plan.

Income taxes

Income tax expense amounted to $.88 million for the quarter ended June 30, 1998, an increase of $24,000 or 2.8% compared to $.86 million for the same quarter last fiscal year. For the nine months ended June 30, 1998, income tax expense amounted to $2.38 million, a decrease of $27,000 or 1.1% compared to $2.41 million for the same nine months last year. The change in income tax expense for both the quarter and nine months ended June 30, 1998 primarily relates to the income before income taxes for the related periods as well as a reduction in deferred tax expense no longer determined to be required.


Liquidity and Capital Resources

The Association's primary sources of funds are deposits, repayments and maturities of outstanding loans and mortgage-backed securities, maturities of investment securities and other short-term investments, as well as funds provided from operations. While scheduled loan and mortgage-backed securities repayments and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by the movement of interest rates in general, economic conditions and competition. The Association manages the pricing of its deposits to maintain a deposit balance deemed appropriate and desirable. In addition, the Association invests in short-term interest earning assets which provide liquidity to meet lending requirements. The Association also utilizes other borrowing sources, principally advances from the Federal Home Loan Bank of New York. As of June 30, 1998, the Association's Board of Directors has provided management with the authority to borrow up to $150 million from the Federal Home Loan Bank of New York.


Liquidity management is both a daily and long-term function. Excess liquidity is generally invested in short-term investments such as cash and cash equivalents, U.S. Treasury, U.S. Government agencies and other qualified investments. On a longer-term basis, the Association maintains a strategy of investing in various mortgage-backed securities and other investment securities and lending products. During the quarter ended June 30, 1998, the Association used its sources of funds primarily to meet its ongoing commitments to pay maturing savings certificates and savings withdrawals, fund loan and mortgage-backed securities commitments and maintain an increasing portfolio of mortgage-backed securities. At June 30, 1998, the total approved loan and mortgage-backed securities commitments outstanding amounted to $8.0 million. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $280.2 million. Management of the Association believes that the Association has adequate resources, including principal prepayments and repayments of loans and mortgage-backed securities and maturing investments, to fund all of its commitments to the extent required. Based upon its historical run-off experience, management believes that a significant portion of maturing deposits will remain with the Association.

The Association is required by the Office of Thrift Supervision ("OTS") to maintain average daily balances of liquid assets and short-term liquid assets as defined in an amount equal to 4% of net withdrawable deposits and borrowings payable in one year or less to assure its ability to meet demand for withdrawals and repayments of short-term borrowings. The liquidity requirements may vary from time to time at the direction of the OTS depending upon economic conditions and deposit flows. The Association's average monthly liquidity ratio for June 30, 1997 was 111.4%. This ratio includes all of the Association's mortgage-backed securities portfolio.

The OTS requires that the Association meet minimum regulatory tangible, core and risk-based capital requirements. The Association is required to maintain tangible capital equal to at least 1.5% of its adjusted total assets, core capital equal to at least 3% of its adjusted total assets and total capital equal to at least 8% of its risk-weighted assets. At June 30, 1998, the Association exceeded all regulatory capital requirements. At such date, the Association, on a bank only basis, had tangible capital equal to 17.6% of adjusted total assets, core capital equal to 17.6% of adjusted total assets and total capital equal to 58.9% of risk-weighted assets. At June 30, 1998, the Company, on a consolidated basis, had tangible capital equal to 17.7% of adjusted total assets, core capital equal to 17.7% of adjusted total assets and total capital equal to 59.3% of risk-weighted assets.

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


Year 2000 Computer Problem

The Company has appointed a committee that has assessed and developed a plan to prepare for the Year 2000 impact on electronic systems, programs and processes. In addition, it has identified the level of risk that each of the systems pose to the Company. Testing of revisions to the programs, processes and systems is scheduled to be completed by January 1, 1999. Most of the Company's data processing work is provided by third-party data processing service bureaus. The Company is monitoring the progress of each of these vendors on a continuing basis. It is currently estimated that the cost of replacing equipment, software and other incidental costs will approximate $600,000. None of these costs had been incurred as of June 30, 1998.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable due to absence of material changes from fiscal year end data.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

         There are no material legal proceedings to which the Company or its subsidiary is a party or to which any of their property is subject.

Item 2.  Changes in Securities and Use of Proceeds

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         a) Not applicable
         b) On April 10, 1998 the Company filed a Form 8-K to report the execution of a definitive Agreement and Plan of Merger, dated March 31, 1998 among HUBCO, Hudson United Bank, the Company and Inter-Boro Savings and Loan Association (the "Agreement"). Pursuant to the Agreement, the Company will be merged into HUBCO, and each share of common stock of the Company (excluding treasury shares and certain shares held by HUBCO) will be converted into .534 shares of HUBCO's common stock, subject to adjustment in certain circumstances. The Form 8-K was filed pursuant to "Item 5, Other Events," and no financial statements were required to be filed with the Form 8-K.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                                          IBS FINANCIAL CORP.


Date: August 7, 1998                      By:  /s/ Joseph M. Ochman, Sr.
                                              --------------------------
                                                 Joseph M. Ochman, Sr.
                                                 Chairman, President and
                                                 Chief Executive Officer




Date: August 7, 1998                      By:  /s/ Richard G. Sharp
                                              ---------------------
                                                 Richard G. Sharp
                                                 Executive Vice President and
                                                 Chief Financial Officer



Date: August 7, 1998                      By:  /s/ Matthew J. Kennedy
                                             ------------------------
                                                  Matthew J. Kennedy
                                                  Executive Vice President and
                                                  Treasurer